Form 10QSB
period 2005-03-31
INFINITY WORLDWIDE INC
filed 2005-12-16
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from ________ to  _________

                       Commission file number 33-20033-D


                          INTERLINK GLOBAL CORPORATION

        (Exact name of small business issuer as specified in its charter)

            Nevada                                     42-1655043
 (State or other jurisdiction of             (IRS Employer Identification No.)
  of incorporation or organization)


                        6205 Blue Lagoon Drive, Suite 110
                              Miami, Florida 33126
                    (Address of principal executive offices)

                                 (305) 261-2007
                           (Issuer's telephone number)


                              Hawaii Ventures, Inc.
                         175 West 200 South, Suite 2004
                            Salt Lake City, UT 84101
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

-------------------------------------------------------------------------------
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes X   No

State the number of shares outstanding of ach of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2005, 22,554,063 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION Page

Item 1. Financial Statements.                                                  2
Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations.                                             9
Item 3. Controls and Procedures.                                              10

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                   10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.         10
Item 3. Defaults Upon Senior Securities.                                     10
Item 4. Submission of Matters to a Vote of Security Holders.                 10
Item 5. Other Information.                                                   10
Item 6. Exhibits.                                                            10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
BALANCE SHEET
March 31, 2003
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,302                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $      -
                                                                    11,924
                                                                  --------
     Total current liabilities                                      11,924
                                                                  --------
COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Paid-in capital                                                 509,876
   Deficit                                                        (533,273)
                                                                  --------
      Total deficiency in assets                                   (11,924)
                                                                  --------
      Total liabilities and deficiency in assets                  $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Three-Month   Three-Month
                                                 Period ended   Period ended
                                                   March 31,     March 31,
                                                     2003           2002
                                                 ------------  -------------

EXPENSES
   Transfer agent fees                           $        361              -
                                                 ------------  -------------
Total expenses                                            361              -
                                                 ------------  -------------
Loss before income taxes                                 (361)             -
Provision for income taxes                                  -              -
                                                 ------------  -------------
Net loss                                         $       (361) $           -
                                                 ============  =============


Basic and diluted net loss per common share      $      (0.00) $       (0.00)
                                                 ============  =============

Basic and diluted weighted average number of
common shares outstanding                          11,472,729     11,472,729
                                                 ===========   =============

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Three-Month    Three-Month
                                                 Period ended   Period ended
                                                   March 31,     March 31,
                                                     2003          2002
                                                 ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $       (361) $           -
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                         361              -
                                                 ------------  -------------
   Net cash provided by operating activities                -              -
                                                 ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -
                                                 ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -
                                                 ------------  -------------

Change in cash and cash equivalents during period           -              -

Cash and cash equivalents, beginning of period              -              -
                                                 ------------  -------------
Cash and cash equivalents, end of period         $          -  $           -
                                                 ============  =============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -
  Income taxes                                   $          -  $           -
                                                 ============  =============

See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2003 and 2002

Note 1.  Business and Summary of Significant Accounting Policies

Nature of Operations and Organization - Hawaii Ventures, Inc. was organized under the laws of the State of Utah on November 20, 1987, for the purpose of acquiring a participation interest in any and all types of businesses and products. The Company's stock offering was a "blind pool" offering. In August of 1992, the Company acquired privately-held Infinity Worldwide Trading Corp., a New York company and changed its name to Infinity Worldwide Inc. The principal business of the Company became the purchase of discounted and surplus consumer products for resale in Eastern Europe. This venture eventually failed and the Company has been dormant since mid-1994.

On January 12, 2005, Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation, whereby the Company acquired the issued and outstanding shares of IGC. Simultaneously, they changed the state of incorporation to Nevada and the name was changed to Interlink Global Corporation.

It is intended that the future operations will consist of providing advanced telecommunications applications utilizing hardware and software that enables its users to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Basic And Fully Diluted Net Loss Per Common Share - The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the periods presented, the Company had no potentially dilutive instruments.

Recently issued accounting pronouncements - In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payments", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

The adoptions of these new pronouncements, with the exception of SFAS 123R, are not expected to have a material effect on the Company's financial position or results of operations.

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $361 for the three months ended March 31, 2003, and has an accumulated deficit of $533,273. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Note 3.  Related Party Transaction

Included in accounts payable are management fees of $3,500 owed to the Company's Chief Executive Officer. These fees were paid subsequent to the end of the reporting period.

Note 4. Income Taxes

At March 31, 2003, the Company had a net operating loss carryforward of approximately $530,000. This loss may be carried forward to offset federal income taxes in various future years through year 2009. During the 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

Note 5.  Subsequent Events

Stock Purchase Agreement - On November 19, 2004, Interlink Global Corp. (a Florida corporation) entered into an agreement to sell 3,333,334 shares of its issued and outstanding common stock in exchange for 99 percent of Comunicaciones Y Sistemas De Enlace Internacional Limitada (a Chilean corporation).

On November 28, 2005, the Board of Directors authorized the rescission of this Stock Purchase Agreement due to the inability to obtain the necessary audit and corresponding work papers of Comunicaciones Y Sistemas De Enlace Internacional Limitada to enable Interlink Global Corp. to complete its consolidated audit, bring its SEC filings up to date and thereby become a reporting publicly traded corporation. Such failure violates the acquisition agreement and has resulted in the rescission of such agreement.

Settlement of Debt - In February 2005, the Company settled an accounts payable obligation of $10,953 for a total payment of $6,000.

Acquisition of Stock - In June 2005, the Company entered into an agreement to acquire the stock of a Venezuelan corporation, which is the subsidiary of a Bermuda corporation. The agreement provides that, subject to the approval of due diligence, the Company will acquire 100% of the stock for $5,750,000, with $4 million payable at closing and $1,750,000 payable in the form of 1,750,000 shares of the Company's restricted common stock. The acquisition transaction has not closed as of the date of this report.

Joint Ventures - Through June 30, 2005, the Company entered into various agreements and memorandums of understanding regarding joint ventures and similar arrangements to conduct business activities with various foreign and domestic entities. No recordable transactions have occurred pursuant to such arrangements through the date of this report.

Office Lease - Effective June 1, 2005, the Company leases facilities in Miami, Florida, under a lease expiring May 31, 2008, with a monthly rent of $5,098 (plus sales tax). From January 2003 until June 2005, the Company was dormant and occupied no facilities.

Shares Issued per Merger - In February 2005, pursuant to the merger agreement (see Note 1 above), the Company effected a 1 share for 3 shares reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value, to the shareholders of the Florida corporation. Retroactive effect of the reverse stock split and the merger has been reflected in these statements as the transaction was considered a recapitalization of the Company.

Stock Issued for Cash - During March and April 2005, the Company issued 305,000 shares of restricted common stock for cash, in a private placement, for total net proceeds (after related costs and expenses) of $228,750.

Pursuant to a settlement agreement signed in May 2005 with investment bankers and consultants regarding the private placement, the investment bankers and consultants agreed to pay an additional $600,000 for shares previously issued. The first payment of $300,000 was received in May 2005, and the Company anticipates receipt of the second installment of $300,000 in the near term. Although the second payment, which is recorded as stock subscriptions receivable, was originally due to be paid in June 2005, the Company's management believes that the amount is in fact collectible.

Stock Issued for Services - In April and May 2005, the Company issued 22,000 and 50,000 free-trading shares, respectively, for technical consulting services. The shares were valued at $2 per share, based on the price for the Company's free-trading shares on or about date of issuance, and a total of $144,000 was charged to expense.

In May 2005, the Company issued 250,000 restricted shares of common stock pursuant to a consulting agreement for investor relations and other services to be rendered from May 12, 2005 through May 11, 2006. The transaction was recorded at $225,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance. The Company recorded this amount as deferred consulting fees and is amortizing the expense over the term of the agreement, and recognized expense of $28,125.

Also in May 2005, the Company issued 25,000 restricted shares of common stock as a pursuant to a consulting agreement with another consultant for services rendered. The transaction was recorded at $22,500, based on one-half of the closing price of the Company's free-trading shares on the date of issuance.

Also in May 2005, the Company issued 10,000 restricted shares of common stock to a vendor in lieu of a required cash payment of $10,000, and this amount was expensed during the three and six months ended June 30, 2005.

In June 2005, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services to be rendered from June 15, 2005 through June 30, 2006. The transaction was recorded at $64,125, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and this amount was charged to deferred consulting fees. The deferred consulting fees are being amortized over the term of the agreement (twelve and one-half months), and expense of $2,565 was recognized during the three and six months ended June 30, 2005

Also in June 2005, the Company issued 10,000 shares of restricted common stock to another consultant for public relations services. The transaction was recorded at $7,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and recognized expense in this amount during the three and six months ended June 30, 2005

Also in June 2005, the Company issued 600,000 shares of free-trading common stock to another consultant for investor relations, corporate restructuring work, preparation of private placements memorandums, related financing and other services rendered. The transaction was recorded at $840,000, based on the closing price of the Company's shares on the date of issuance, and recognized expense in this amount during the three and six months ended June 30, 2005

Unissued Shares - In March 2005, the Company and its stock transfer agent placed total of 10,889,859 new shares in reserve as security for shares miscplaced by shareholders. The shares are considered outstanding, but unissued. Subsequently, in March 2005, 50,000 shares were removed from the reserve. These share transactions were recorded at par value.

Stock Acquisition - In August 2005, the Company acquired 100% of the stock of Assai Inc., a New Jersey based wholesale Internet VoIP provider. The Company is presently moving Assai's operations and management team to the offices of Interlink in Miami, and has changed the name of Assai to Interlink Global Communications, Inc. The purchase price consisted of the Assai's shareholders receiving one million shares of Interlink's restricted stock, with the right to earn an additional one million shares of restricted common stock if the subsidiary achieves its 2005 and 2006 projections.

Investor Relations Agreement - In August 2005, the Company signed an investor relations agreement with consultants for services to be rendered providing for the payment of 290,000 shares of the Company's restricted common stock.

Item 2.   Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PLAN OF OPERATION

We are a development stage company engaged in providing telecommunication solutions around the world. As a leader in hosted VoIP telephony services, we are currently doing business in North America and South America, and soon in the Middle East. We provide SIP-based broadband telephony solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies.

We are implementing a Multilevel Marketing Initiative together with Network Marketing News of Canada, to provide VOIP calling services to the Network Marketing News MLM network of e-commerce marketers under the name of Gold Calling. Phase one included making strategic changes to our Softphone so that it can interact with the Gold Calling customer management and care software on the user's computer. We are providing the infrastructure in Miami to host all predictive dialing services required by Network Marketing News that will allow the Gold Calling marketers to upload prerecorded messages, and have them automatically delivered to their customer base, as well as allowing those contracted customers to immediately contact the appropriate marketer in return.

We will promptly start the second phase of the our Network marketing initiative together with Gold Calling of Canada, to provide predictive dialing services to the independent representatives, affiliates and clients of Gold Calling This second phase includes development with Gold Calling of specific interfaces that will interact with the unique Gold Calling database and contact management software on the user's computer that will allow for prerecorded interactive message to be uploaded from the user's computer to our platform and will then carry out the dialing and message delivery all over the world. We intend to add additional services and features after the initial roll-out.

We continue to actively seeking suitable merger candidates or business opportunities.

CASH REQUIREMENTS

We anticipate that we will require approximately $5,000,000 over the twelve months for general and administrative expenses and to continue our plan of operation. We are expecting funding of $5,000,000 in exchange for convertible debentures to be received in the near term. We will also be dependent upon proceeds from the sale of our securities to accommodate any additional requirements.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.


PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase or sale any significant equipment.

EMPLOYEES

We currently have 14 employees. We intend to add approximately 6 additional employees.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our Company has been dormant since 1994 and as of January 1, 2005, is a development stage company. The continuance of our company as a going concern is dependent on obtaining financing from third parties.

Item 3.  Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended March 31, 2003.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.

Item 6.  Exhibits


  Exhibit Number    Description of Exhibits
       31.1         Certification  of Chief  Executive  Officer and  Principal
                    Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1         Certification  of Chief  Executive  Officer and  Principal
                    Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended March 31, 2003. We have not filed any current reports on Form 8-K since March 31, 2003.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERLINK GLOBAL CORPORATION


Date:  December 2, 2005       By: /s/ Anastasios N. Kyriakides
                              ------------------------------------
                              ANASTASIOS N. KYRIAKIDES
                              Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer and
                              Principal Accounting Officer)