Form 10QSB
period 2005-06-30
INFINITY WORLDWIDE INC
filed 2005-12-16
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 934

      For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from                     to

                       Commission file number 33-20033-D


                          INTERLINK GLOBAL CORPORATION

        (Exact name of small business issuer as specified in its charter)

         Nevada                                      42-1655043
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


--------------------------------------------------------------------------------
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   No  X

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
BALANCE SHEET
June 30, 2003
(Unaudited)

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
BALANCE SHEET
June 30, 2003
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,356                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $      -
                                                                    12,285
                                                                  --------
     Total current liabilities                                      12,285
                                                                  --------
COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Paid-in capital                                                 509,876
   Deficit                                                        (533,634)
                                                                  --------
     Total deficiency in assets                                    (12,285)
                                                                  --------
     Total liabilities and deficiency in assets                   $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)


                                            Three-Month       Three-Month      Six-Month          Six-Month
                                           Period ended      Period ended   Period ended       Period ended
                                               June 30,          June 30,       June 30,           June 30,
                                                   2003              2002           2003               2002
                                           ------------      ------------   ------------    ---------------
EXPENSES
   Transfer agent fees                     $        361      $      --      $        722    $         --
                                           ------------      ------------   ------------    ---------------
Total expenses                                      361             --               722              --
                                           ------------      ------------   ------------    ---------------
Loss before income taxes                           (361)            --              (722)             --
Provision for income taxes                          --              --               --               --
                                           ------------      ------------   ------------    ---------------
Net loss                                   $       (361)     $      --      $       (722)   $         --
                                           ============      ============   ============    ===============

Basic and diluted net loss per
   common share                            $      (0.00)     $      (0.00)  $      (0.00)   $         (0.00)

Basic and diluted weighted average number
   of common shares outstanding              11,472,729        11,472,729     11,472,729         11,472,729
                                           ============      ============   ============    ===============




See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Six-Month     Six-Month
                                                 Period ended   Period ended
                                                   June 30,      June 30,
                                                     2003          2002
                                                 ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $       (722) $           -
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                         722              -
                                                 ------------  -------------
   Net cash provided by operating activities                -              -
                                                 ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -
                                                 ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -
                                                 ------------  -------------

Change in cash and cash equivalents during period           -              -

Cash and cash equivalents, beginning of period              -              -
                                                 ------------  -------------
Cash and cash equivalents, end of period         $          -  $           -
                                                 ============  =============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -
  Income taxes                                   $          -  $           -
                                                 ============  =============

See accompanying notes.

                                           INTERLINK GLOBAL CORPORATION
                                           NOTES TO FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                              JUNE 30, 2003 and 2002

Note 1 - Business and Summary of Significant Accounting Policies

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

Unaudited Financial Statements - The unaudited financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payments", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

The adoptions of these new pronouncements, with the exception of SFAS 123R, are not expected to have a material effect on the Company's financial position or results of operations.

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $722 for the three months ended June 30, 2003, and has an accumulated deficit of $533,995. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Note 3.  Related Party Transaction

Included in accounts payable are management fees of $3,500 owed to the Company's Chief Executive Officer. These fees were paid subsequent to the end of the reporting period.

Note 4. Income Taxes

At June 30, 2003, the Company had a net operating loss carryforward of approximately $530,000. This loss may be carried forward to offset federal income taxes in various future years through year 2009. During the 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

We continue to actively seek suitable merger candidates or business opportunities.

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

Item 2.  Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended June 30, 2003.

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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended June 30, 2003. We have not filed any current reports on Form 8-K since June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERLINK GLOBAL CORPORATION


Date:  December 12, 2005      By: /s/ Anastasios N. Kyriakides
                              ------------------------------------
                              ANASTASIOS N. KYRIAKIDES
                              Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer and
                              Principal Accounting Officer)