Form 10QSB
period 2005-09-30
INFINITY WORLDWIDE INC
filed 2005-12-16
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from ___________ to _________

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
BALANCE SHEET
September 30, 2003
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,410                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $ 12,646
                                                                  --------
     Total current liabilities                                      12,646

COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Paid-in capital                                                 509,876
   Deficit                                                        (533,995)
                                                                  --------
      Total deficiency in assets                                   (12,646)
                                                                  --------
    Total liabilities and deficiency in assets                    $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)


                                            Three-Month       Three-Month     Nine-Month         Nine-Month
                                           Period ended      Period ended   Period ended       Period ended
                                          September 30,     September 30,  September 30,      September 30,
                                                   2003              2002           2003               2002
                                           ------------      ------------   ------------    ---------------
EXPENSES
   Transfer agent fees                     $        361      $      --      $      1,083   $         --
                                           ------------      ------------   ------------    ---------------
Total expenses                                      361             --             1,083              --
                                           ------------      ------------   ------------    ---------------
Loss before income taxes                           (361)            --            (1,083)             --
Provision for income taxes                          --              --               --               --
                                           ------------      ------------   ------------    ---------------
Net loss                                   $       (361)     $      --      $     (1,083)   $         --
                                           ============      ============   ============    ===============

Basic and diluted net loss per
   common share                            $      (0.00)     $      (0.00)  $      (0.00)   $         (0.00)

Basic and diluted weighted average number
   of common shares outstanding              11,472,729        11,472,729     11,472,729         11,472,729
                                           ============      ============   ============    ===============




See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                  Nine-Month    Nine-Month
                                                 Period ended   Period ended
                                                 September 30,  September 30,
                                                     2003          2002
                                                 ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $     (1,083)$           -
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                      (1,083)            -
                                                 ------------  -------------
   Net cash provided by operating activities                -             -
                                                 ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -
                                                 ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -
                                                 ------------  -------------

Change in cash and cash equivalents during period           -              -

Cash and cash equivalents, beginning of period              -              -
                                                 ------------  -------------
Cash and cash equivalents, end of period         $          -  $           -
                                                 ============  =============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -
  Income taxes                                   $          -  $           -
                                                 ============  =============

See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2003 and 2002

Note 1 - Business and Summary of Significant Accounting Policies

Nature of Operations and Organization - Hawaii Ventures, Inc. was organized under the laws of the State of Utah on November 20, 1987, for the purpose of acquiring a participation interest in any and all types of businesses and products. The Company's stock offering was a "blind pool" offering. In August of 1992 the Company acquired privately-held Infinity Worldwide Trading Corp., a New York company and changed its name to Infinity Worldwide Inc. The principal business of the Company became the purchase of discounted and surplus consumer products for resale in Eastern Europe. This venture eventually failed and the Company has been dormant since mid-1994.

On January 12, 2005 Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation, whereby the Company acquired the issued and outstanding shares of IGC. Simultaneously they changed the state of incorporation to Nevada and the name was changed to Interlink Global Corporation.

It is intended that the future operations will consist of providing advanced telecommunications applications utilizing hardware and software that enables its users to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The adoptions of these new pronouncements have not and, are not expected to have a material effect on the Company's financial position or results of operations.

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $1,083 for the nine months ended September 30, 2003, and has an accumulated deficit of $533,995. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We are implementing a Multilevel Marketing Initiative together with Network Marketing News of Canada, to provide VOIP calling services to the Network Marketing News MLM network of e-commerce marketers under the name of Gold Calling(R). Phase one included making strategic changes to our Softphone so that it can interact with the Gold Calling(R) customer management and care software on the user's computer. We are providing the infrastructure in Miami to host all predictive dialing services required by Network Marketing News that will allow the Gold Calling(R) marketers to upload prerecorded messages, and have them automatically delivered to their customer base, as well as allowing those contracted customers to immediately contact the appropriate marketer in return.

We will promptly start the second phase of the our Network marketing initiative together with Gold Calling(R) of Canada, to provide predictive dialing services to the independent representatives, affiliates and clients of Gold Calling(R) This second phase includes development with Gold Calling(R) of specific interfaces that will interact with the unique Gold Calling(R) database and contact management software on the user's computer that will allow for prerecorded interactive message to be uploaded from the user's computer to our platform and will then carry out the dialing and message delivery all over the world. We intend to add additional services and features after the initial roll-out.

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

Item 2.  Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended September 30, 2003.

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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended September 30, 2003. We have not filed any current reports on Form 8-K since September 30, 2003.

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