Form 10KSB
period 2003-12-31
INFINITY WORLDWIDE INC
filed 2005-12-20
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                          For the fiscal yeaar ended December 31, 2003

[    ]   Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
         Act Of 1934

                          For the transition period from _____ to _____

                          Commission file number   33-20033-D

                          INTERLINK GLOBAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             NEVADA                         42 - 1655043
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6205 Blue Lagoon Drive, Suite 110 Miami, Florida                33126
------------------------------------------------        ------------------------
    (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number (305) 261-2007
                          ------------------------------------------


Securities registered under Section 12(b) of the Exchange Act:  NONE.
                                                                -----

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes  [X] No  [  ]

State issuer's revenues for its most recent fiscal year.  None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of November 30, 2005, the aggregate market value was $6,315,575.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 30, 2005, the issuer had 22,554,063 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No  [X]

                          INTERLINK GLOBAL CORPORATION.

                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2003

                                      INDEX


                                                                         PAGE

PART I

Item 1.   Description of Business.                                          2
Item 2.   Description of Property.                                          4
Item 3.   Legal Proceedings.                                                4
Item 4.   Submission of Matters to a Vote of Security Holders.              4

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.         5
Item 6.   Management's Discussion and Analysis or Plan of Operation.        5
Item 7.   Financial Statements.                                             6
Item 8.   Changes in and Disagreements  with Accountants on Accounting
          and Financial Disclosure.                                        15
Item 8A.  Controls and Procedures.                                         15
Item 8B.  Other Information.                                               15

PART III

Item 9.   Directors,  Executive Officers,  Promoters And Control
          Persons; Compliance with Section 16(a) of the Exchange Act.      16
Item 10.  Executive Compensation.                                          17
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.                      18
Item 12.  Certain Relationships and Related Transactions.                  19
Item 13.  Exhibits.                                                        19
Item 14.  Principal Accountant Fees and Services.                          19

SIGNATURES                                                                 20

                                     PART I


Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time-to-time with the Securities and Exchange Commission ("SEC"), particularly our quarterly reports on Form 10-QSB.

As used in this annual report, the terms "we", "us", "our", and "Interlink" mean Interlink Global Corporation, unless otherwise indicated. All dollar amounts in this annual report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.  DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION

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

On January 12, 2005, Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation, whereby the Company acquired the issued and outstanding shares of IGC. Simultaneously, we changed the state of incorporation to Nevada and the name was changed to Interlink Global Corporation.

GENERAL

It is intended that the future operations will consist of providing advanced telecommunications applications utilizing hardware and software that enables our users to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

VoIP is a technology that enables voice communications over the Internet through the compression of voice into data packets that can be transmitted over data networks and then converted back into voice at the other side. Data networks, such as the Internet or local area networks (LANs), have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). The most common protocol used for communicating on these packet switched networks is internet protocol, (IP). VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which uses a fixed electrical connection to carry voice signals through a series of switches to the final destination.

As a result of the cost savings and added features of VoIP, the Company believes that many consumers, business, cable television providers and traditional telecommunication providers are viewing VoIP as the future of telecommunications. VoIP has experienced significant growth in recent months.

We provide a range of business and residential services. Some of our business services include:

o        Business Service Features
o        Free Unlimited i-Net (Intranet) telephone calls Worldwide
o Free Unlimited Local Calls, in the DID (Direct Inward Dialing) number area code
o        Instant calling with no PIN numbers.
o        Private DID (Direct Inward Dialing) numbers. (Choose Area Code)
o        3 way Conferencing
o        Caller ID, Call forwarding, Call Waiting.
o        Full feature Voice Mail.
o        Account administration over the WEB.
o        Recharge International Long Distance Call Credit on line.
o        Annual Contract includes Hardware. Plug and Play installation.
o        Additional Services:
o        1-800 numbers, in various countries.
o        Virtual Conference Room, with up to 25 participants.
o        Mobility with Wireless portable WiFi SIP Phone or Soft PC Phone.
o        ANI (Analog Number Identification) for any phone access.
o        Individual PIN for calls from any phone.
o        International DID Numbers. (Available in various countries)
o        Extended Hardware Warranty.
o        Customized account management.
o Our business plans are ideal for corporations with worldwide locations, requiring mobility, fast service installation, virtual office, reliable and inexpensive connections with their branches, associates and customers worldwide.

Some of our services and products we offer residential customers are:

o        Residential services
o        Free Unlimited i-Net (Intranet) telephone calls Worldwide.
o        Free Unlimited Local Calls, in the DID number area code.
o        Instant calling with no PIN numbers.
o        Private DID (Direct Inward Dialing) number. (Choose Area Code)
o        3 way Conferencing
o        Caller ID, Call forwarding, Call Waiting.
o        Full feature Voice Mail.
o        Account administration over the WEB.
o        Recharge International Long Distance Call Credit on line.
o        Annual Contract includes Hardware ( plug and play installation )
o        Additional Features:
o        1-800 numbers, in various countries.
o        Mobility with Wireless portable WiFi SIP Phone or Soft PC Phone.
o        ANI (Analog Number Identification) for any phone access.
o        International DID numbers. (available in various countries).
o        Extended Hardware Warranty.

Our residential plan is ideal for family groups with members living abroad, requiring inexpensive international telephony.


Competitive Conditions

Competition in the market for IP communications services is becoming increasingly intense and is expected to increase significantly in the future. The market for Internet and IP communications is new and rapidly evolving. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, many of our IP telephony competitors use the Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing. We also compete against the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing on instant messaging, PC-to-PC and PC-to-phone, and/or broadband phone services.

Some of our primary competitors are Vonage, Net 2 phone, and 8X8.

While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be impacted during this timeframe, and this could have an adverse effect on our business, financial condition and results of operations.

Compliance with Government Regulation

We are currently a value added service provider. The hardware, integration, softswitch, and wireless portions of our company are expected to remain unthreatened by regulation in major nations in which we expect to do business. Some our services offering may potentially experience regulatory pressures as the United States makes changes in its telecommunications law to encompass VoIP services. The imposition of government regulation on our business could adversely affect our operations by requiring additional expense to meet compliance requirements.

Employees

We currently have fourteen (14) employees. We intend to add approximately six
(6) additional employees.

Research and Development Expenditures

We have not incurred any research or development expenditures during the previous two years or since we have been dormant from 1994. We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal business offices are located at 6205 Lagoon Drive, Suite 110, Miami, Florida. Effective June 1, 2005, we lease approximately 3,000 square foot of office facilities for a monthly rent of $5,098 (plus sales tax). From January 2003, until June 2005, we were dormant and occupied no facilities.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol ILKG.PK. The following table shows the price range of our common stock since it was initially quoted in March 2005 until present, since we were dormant previous to March 2005.

The prices presented below are bid and ask prices which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

            Quarter Ended         High           Low

            3-31-05               $2.00         $1.85
            6-30-05               $2.25         $1.40
            9-30-05               $1.75         $1.23

Holders of Our Common Stock

As of the present, we have approximately eighty-seven (87) shareholders.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Shares

We did not complete any unregistered sales of shares of our common stock during the year ended December 31, 2003 or 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information contained in this Management's Discussion and Analysis or plan of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in
Item 7 and with the Special Note regarding forward-looking statements included elsewhere in this report.

PLAN OF OPERATION

We are a development stage company engaged in providing telecommunication solutions around the world. We host VoIP telephony services, we are currently planning on doing business in North America and South America, and soon in the Middle East. We provide SIP-based broadband telephony solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies.

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

We will promptly start the second phase of the our Network marketing initiative together with Gold Calling(R) of Canada, to provide predictive dialing services (re-dialing system) to the independent representatives, affiliates and clients of Gold Calling(R) This second phase includes development with Gold Calling(R) of specific interfaces that will interact with the unique Gold Calling(R) database and contact management software on the user's computer that will allow for prerecorded interactive message to be uploaded from the user's computer to our platform and will then carry out the dialing and message delivery all over the world. We intend to add additional services and features after the initial roll-out.

We continue to actively seeking suitable merger candidates or business opportunities.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.


PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase or sell any significant equipment in the near future.

LIQUIDITY AND FINANCIAL CONDITION

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our Company has been dormant since 1994 and as of January 12, 2005, is a development stage company. The continuance of our company as a going concern is dependent on obtaining financing from third parties.

ITEM 7.     FINANCIAL STATEMENTS.

                                                                       Page

1. Report of Independent Registered Accounting Firm                      7

2. Audited Financial Statements:

          a. Balance Sheet;                                              8

          b. Statements of Operations;                                   9

          c. Statements of Stockholders' Equity;                        10

          d. Statements of Cash Flows; and                              11

          e. Notes to Financial Statements.                             12

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                        Miami, Florida  33156-7578
A Professional Association                          Telephone   (305) 274-1366
                                                    Facsimile   (305) 274-1368
                                                    E-mail      info@uscpa.com
                                                    Internet     www.uscpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Interlink Global Corporation formerly Infinity Worldwide, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Interlink Global Corporation formerly Infinity Worldwide, Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, cash flows and deficiency in assets for the years ended December 31, 2003 and 2002, and cumulative from January 1, 2004 (new business start) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Global Corporation formerly Infinity Worldwide, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company, has incurred operating losses, and has an accumulated deficit of $534,357. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in
Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Dohan and Company, CPA's, P.A.

December 2, 2005
Miami, Florida



Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  - Private Companies
National and World-wide Associations through
  AGI - Accounting Group International

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
BALANCE SHEET
December 31, 2003


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,465                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $ 13,008
                                                                  --------
     Total current liabilities                                      13,008
                                                                  --------
COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Additional paid-in capital                                      509,876
   Deficit                                                        (532,912)
   Accumulated deficit during the development stage                 (1,445)
                                                                  --------
      Total deficiency in assets                                   (13,008)
                                                                  --------
    Total liabilities and deficiency in assets                    $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2003 and 2002


                                                                             Cumulative from new
                                                                               development stage
                                                                               (January 1, 2003)
                                               2003              2002       to December 31, 2003
                                           ------------      ------------   --------------------
EXPENSES
   Transfer agent fees                     $      1,445      $      --      $             1,445
                                             ------------      ------------   --------------------
Total expenses                                    1,445             --                    1,445
                                           ------------      ------------   --------------------
Loss before income taxes                         (1,445)            --                   (1,445)
Provision for income taxes                          --              --                     --
                                           ------------      ------------   --------------------
Net loss                                   $     (1,445)     $      --      $            (1,445)
                                           ============      ============   ====================

Basic and diluted net loss per
   common share                            $      (0.00)     $      (0.00)  $            (0.00)

Basic and diluted weighted average number
   of common shares outstanding              11,472,729        11,472,729            11,472,729
                                           ============      ============   ====================



See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003 and 2002

                                                                                 Cumulative from new
                                                                                   development stage
                                                                                   (January 1, 2003)
                                                        2003          2002      to December 31, 2003
                                                 ------------  -------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $     (1,445) $          -     $            (1,445)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                       1,445             -                   1,445
                                                 ------------  -------------    --------------------
   Net cash provided by operating activities                -             -                    -
                                                 ------------  -------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -                   -
                                                 ------------  -------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -                   -
                                                 ------------  -------------    --------------------

Change in cash and cash equivalents during period           -              -                   -

Cash and cash equivalents, beginning of period              -              -                   -
                                                 ------------  -------------    --------------------
Cash and cash equivalents, end of period         $          -  $           -    $              -
                                                 ============  =============    ====================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -    $              -
  Income taxes                                   $          -  $           -    $              -
                                                 ============  =============    ====================

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
STATEMENTS OF DEFICIENCY IN ASSETS
For the years ended December 31, 2003 and 2002

                                                                                               Cumulative from new
                                                                                                 development stage
                                                                    Additional                   (January 1, 2003)           Total
                                            Common Stock            Paid - In      Accumulated         to            Deficiency in
                                       Shares        $.001 Par       Capital          Deficit    December 31, 2003          Assets
                                   -------------   ------------    ------------    -----------   ---------------   ---------------
Balance, December 31, 2001)           11,472,667   $     11,473   $     509,876    $  (532,912)  $         -       $       (11,563)

Net loss for the year ended                 -              -               -              -                                   -
                                   -------------   ------------   -------------    -----------   ---------------   ---------------
Balance, December 31, 2002            11,472,667         11,473         509,876       (532,912)             -              (11,563)

Net loss for the year ended                 -              -               -                              (1,445)           (1,445)
                                   -------------   ------------   -------------    -----------   ---------------   ---------------

Balance, December 31, 2003            11,472,667   $     11,473   $     509,876    $  (532,912)  $        (1,445)  $       (13,008)
                                   =============   ============   =============    ===========   ===============   ===============


See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002

Note 1 - Business and Summary of Significant Accounting Policies

Nature of Operations and Organization - Hawaii Ventures, Inc. was organized under the laws of the State of Utah on November 20, 1987, for the purpose of acquiring a participation interest in any and all types of businesses and products. The Company's stock offering was a "blind pool" offering. In August 1992, the Company acquired privately-held Infinity Worldwide Trading Corp., a New York company and changed its name to Infinity Worldwide Inc. The principal business of the Company became the purchase of discounted and surplus consumer products for resale in Eastern Europe. This venture eventually failed and the Company has been dormant since mid-1994.

On January 12, 2005, Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation, whereby the Company acquired the issued and outstanding shares of IGC. Simultaneously they changed the state of incorporation to Nevada and the name was changed to Interlink Global Corporation.

It is intended that the future operations will consist of providing advanced telecommunications applications utilizing hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

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

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

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

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $1,445 for the year ended December 31, 2003, and has an accumulated deficit of $532,912 and an accumulated deficit from the development stage of $1,445. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Related Party Transaction

Included in accounts payable are management fees of $3,500 owed to the Company's Chief Executive Officer. These fees were paid subsequent to the end of the reporting period.

Note 4. Income Taxes

At December 31, 2003, the Company had a net operating loss carry forward of approximately $533,000. This loss may be carried forward to offset federal income taxes in various future years through year 2009. During the 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has not filed income tax returns for the years ended December 31, 2003 and 2004. These returns are expected to be filed in the first quarter of 2006, along with the 2005 returns.

Note 5.  Subsequent Events

Stock Purchase Agreement - On November 19, 2004, Interlink Global Corp. (a Florida corporation) entered into an agreement to sell 3,333,334 shares of its issued and outstanding common stock in exchange for 99 percent of Comunicaciones Y Sistemas De Enlace Internacional Limitada (a Chilean corporation).

On November 28, 2005, the Board of Directors authorized the rescission of this Stock Purchase Agreement due to the inability to obtain the necessary audit and corresponding work papers of Comunicaciones Y Sistemas De Enlace Internacional Limitada to enable Interlink Global Corp. to complete its consolidated audit, bring its SEC filings up to date and thereby become a reporting publicly traded corporation. Such failure violated the acquisition agreement and has resulted in the rescission of the agreement.

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

Shares Issued per Merger - In February 2005, pursuant to the merger agreement (see Note 1 above), the Company effected a 1 share for 3 shares reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value, to the shareholders of the Florida corporation. Retroactive effect of the reverse stock split and the merger have been reflected in these statements.

Stock Issued for Cash - During March and April 2005, the Company issued 305,000 shares of restricted common stock for cash, in a private placement, for total net proceeds (after related costs and expenses) of $228,750.

Pursuant to a settlement agreement signed in May 2005, with investment bankers / consultants regarding the private placement, the investment bankers / consultants agreed to pay an additional $600,000 for shares previously issued. The first payment of $300,000 was received in May 2005, and the Company anticipates receipt of the second installment of $300,000 in the near term. Although the second payment, was originally due to be paid in June 2005, the Company's management believes that the amount is in fact collectible.

Stock Issued for Services - In April and May 2005, the Company issued 22,000 and 50,000 restricted shares of common stock, respectively, for technical consulting services. The shares were valued at $2 per share, based on the price for the Company's free-trading shares on or about date of issuance, and a total of $144,000 was charged to expense.

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

In June 2005, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services to be rendered from June 15, 2005 through June 30, 2006. The transaction was recorded at $64,125, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and this amount was charged to deferred consulting fees. The deferred consulting fees are being amortized over the term of the agreement (12 and one-half months), and expense of $2,565 was recognized during the three and six months ended June 30, 2005

Also in June 2005, the Company issued 10,000 shares of restricted common stock to another consultant for public relations services. The transaction was recorded at $7,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and recognized expense in this amount during the three and six months ended June 30, 2005

Also in June 2005, the Company issued 600,000 shares of restricted common stock to another consultant for investor relations, corporate restructuring work, preparation of private placements memorandums, related financing and other services rendered. The transaction was recorded at $840,000, based on the closing price of the Company's shares on the date of issuance, and recognized expense in this amount during the three and six months ended June 30, 2005

Unissued Shares - In March 2005, the Company and its stock transfer agent placed total of 10,889,859 new shares in reserve as security for shares lost by shareholders. The shares are considered outstanding, but unissued. Subsequently, in March 2005, 50,000 shares were removed from the reserve. These share transactions were recorded at par value.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In March 2005, our board of directors decided to engage Dohan and Company, CPA's, P.A. (Dohan), to serve as our independent accountants.

We have been dormant for the past few years, and therefore have not had any independent accountants. During our two most recent fiscal years, we had no disagreements with Dohan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Dohan, would have caused Dohan to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years and interim periods. During our two most recent fiscal years, there were no "reportable events," as defined in Item 304(a)(3) of Regulation S-B.


ITEM 8A.          CONTROLS AND PROCEDURES.

(A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)      Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.


ITEM 8B.          OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Mr. Anastasios N. Kyriakides, Age 59, is our President and Chief Executive Officer. Mr. Kyriakides received a bachelor's degree in business administration from Florida International University in 1975. In 1977, he received a degree in investment banking from the American Institute of Banking. Mr. Kyriakides has extensive experience in the field of investment banking and venture capital. From 1979 to the present, Mr. Kyriakides has consulted for numerous companies in the areas of banking, shipping, travel, and electronics. In 1994, Mr. Kyriakides became the Chairman of Montgomery Ward Travel, a company created to provide full travel services to eight million Montgomery Ward customers and credit card holders; he served in this capacity from 1994 to 1996. Mr. Kyriakides had previously organized the successful start-up of Seawind Cruise Line in 1990; there, he was the founder, and later, the Chairman, CEO, and Secretary until 1994. In 1984, Mr. Kyriakides founded Regency Cruise Line, the first publicly-traded company in passenger shipping, and served as its Chairman and Secretary until 1987. In 1983, Mr. Kyriakides founded the Mylex Corporation to develop and produce the world's first hand-held optical scanner and VGA card for personal computers. As the President and Chairman, Mr. Kyriakides guided Mylex from its beginning as a private company to its becoming a publicly-traded company on NASDAQ under the stock symbol MYLX, until it was acquired as a wholly-owned subsidiary of IBM (NYSE: IBM). In 1983, Mr. Kyriakides was the founder and Chairman of Tower Bank N.A., a full service commercial bank, with three offices headquartered in Dade County, Florida. He also was the founder and Chairman of Lexicon Corporation, the world's first hand-held language translator, the LK3000, that translated twelve (12) different languages. It became a publicly-traded company on the NASDAQ, under the symbol LEXI, until it was acquired by Nixdorf Computers of Germany. Mr. Kyriakides is also the founder and Chairman of the on-line brokerage firm NowTrade Corp., as well as being the founder and former Chairman of Internet Stock Market Corp., an investor relations and public relations firm for public companies.

Mr. Kenneth Hosfold, Age 57, is our Executive Vice-President of Sales. Mr. Hosfold's background includes over twenty-two years of international sales, marketing, and business management in the telecommunications industry. Before co-founding NetExpress, he was the Regional Director of Brazil, the Andinos, and the Caribbean for Tellabs, Inc. There, he negotiated deals as large as $350 million. He secured Tellabs' first "turn-key" contract (a complete, fully managed network deployment including all products and services and project financing). He opened Tellabs' offices in Brazil and regularly exceeded revenue targets by 130%. Prior to that, Kenneth was Vice President of Nera Latin America, a subsidiary of Nera Telecommunications (formerly ABB), with full profit and loss responsibility for the region. He opened offices throughout Latin America including Brazil, Colombia, Mexico, and Venezuela and additionally penetrated the Mexican and Chilean markets. Prior to Latin America, Kenneth was responsible for sales in Africa and in China. At Nera, Kenneth regularly grew sales in his region between 80-200%, annually. He speaks more than six languages including fluent Spanish and Portuguese.

Mr. Severino Rivano, Age 58, is our Executive Vice-President of Marketing. Mr. Rivano's vast knowledge of the International Telecommunication's Markets is based on over 30 years of experience and field presence, in Europe, Latin America, Africa and USA. With active participation in introducing evolving technologies, applied to developing markets, worked as Math and Telecommunications University Professor, Program manager of important international projects, Co-founder and Director of a mobile Trunked Radio system operator, Consultant for Trimble navigation, Bristol Babcok and Positron, International Sales Area manager for Multinationals as GE and Singer products, Director of strategic accounts for Harris Corp. and international sales director for Viadux. Pioneering the introduction of new technologies, developed markets and businesses for GE, CCA, Bristol Babcok, Harris Corp. for more than $500M USD. In the years implemented technologies as broadcast (Radio and TV), satellite, mobile communications, Scada, data transmissions & networks, ACD's & CAD's (911 type) for emergency and security, microwaves, GPS & AVL, xDSL, wireless broadband, wireless IP, LMDS, MMDS, among others. Recognized as a fluent multilingual speaker (Italian, Spanish, English and French), with updated clear vision of new tendencies of technology and its adaptation to markets environment, developing business plan projections, presentations and competitive analysis.

Mr. Stephan M. Gardner, Age 62, is our Vice-President of Business Development. Mr. Gardner earned a bachelor's degree from the University of Miami in Coral Gables, Florida, with majors in Business Administration and Journalism. He has extensive experience in the fields of investment banking, sales consulting and television production. From 1970-1979, Mr. Gardner was an independent television producer headquartered in San Juan, Puerto Rico. From 1979, he owned several companies, which provided consulting services in the fields of banking, health care, and sales administration in California as well as Florida. Beginning in 1984, as an investment banker, Mr. Gardner structured public offerings of stock, and stock syndications in the fields of health, medical products, and leisure activities, (cruise ships). In 1989, Mr. Gardner became the owner/operator of Med Test, Inc., a private company, which is a provider of mobile medical testing services. For the last two decades, Mr. Gardner has worked as a marketing and public relations consultant.

Mr. Martin A. Salzedo, Age 60, is our Senior Vice-President. Mr. Salzedo began his cruise line experience in 1972 with the startup of Carnival Cruise Line. His responsibilities grew along with the company. With positions both onboard and ashore, as Chief Purser, Reservations Manager, Pier Supervisor, Purchasing Manager, Personnel Manager and Accounting services he is more than qualified to oversee the operation of a new operation from concept to fruition. As Operations Manager at Carnival, Mr. Salzedo was charged with overseeing the four existing ships of the Line. He was then recruited by Paquet French Cruises as vice-president of operations, in charge of both the Marine and Hotel departments aboard the ships. Mr. Salzedo prepared organizational and procedural manuals to improve effectiveness, efficiency and staff knowledge of the company's policies. He introduced computerization to control and reduce expenses and oversaw a ship renovation. Mr. Salzedo then went on to become president and Chief Executive Officer of the newly formed Discovery Cruise Line. During a period of eleven years he successfully directed the overall operations and revenues for the company. He was responsible for implementation of policy, procedures, forecasting and budgetary procedures. The acquisition and staffing of all Discovery ships were under his direction. Revenues increased by 123% and expenses decreased. Mr. Salzedo is a graduate of Florida Atlantic University with a bachelor's degree in business administration.

Committees of the Board Of Directors

We do not have a separately-designated standing audit committee. Our board members perform the functions of the audit and nominating committees. Interlink's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. We presently do not have a compensation committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We have not adopted a Code of Ethics applicable to our principal executive officers. Our new principal executive officers have been in office since February 2005, and intend to adopt a Code of Ethics in the near future.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Interlink's equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, since March 2005, all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for the following:

------------------------------------------- -------------------   ----------------------  -------------------
                                                                                             Known Failures
                                                 Number of             Transactions Not         to File a
Name and Principal Position                     Late Reports           Timely Reported       Required Form
------------------------------------------- -------------------   ----------------------- -------------------
Lyle Mortensen                                        0                         0                    0
President, Chief Executive Officer, Chief
Financial Officer, Treasurer and Director
(through February 2005)
------------------------------------------- -------------------   ----------------------- --------------------
Anastasios N. Kyriakides                              0                         0                     0
President, Chief Executive Officer
(February 2005 through present)
------------------------------------------- -------------------   ----------------------- --------------------

 ITEM 10.         EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal year ended December 31, 2003 and 2004.

Summary Compensation Table


                          Annual Compensation                        Long Term Compensation
                                                      Other Annual   Restricted  Options/*                 All Other
                                 Salary(1)  Bonus     Compensation      Stock      SARs    LTIP payouts  Compensation
    Name         Title     Year     ($)      ($)          ($)          Awarded      (#)        ($)            ($)

Anastasios    President,  2004      $0        0            0              0          0          0              0
N. Kyriakides Chief       2003      $0        0            0              0          0          0              0
              Executive   2002      $0        0            0              0          0          0              0
              Officer                                                                                          0


Kenneth       Executive   2004      $0        0            0              0          0          0              0
Hosfeld       Vice        2003      $0        0            0              0          0          0              0
              President   2002      $0        0            0              0          0          0              0
              of Sales                                                                                         0


Severino      Executive   2004      $0        0            0              0          0          0              0
Rivano        Vice        2003      $0        0            0              0          0          0              0
              President   2002      $0        0            0              0          0          0              0
              of                                                                                               0
              Marketing

Stephan M.    Vice        2004      $0        0            0              0          0          0              0
Gardner       President   2003      $0        0            0              0          0          0              0
              of          2002      $0        0            0              0          0          0              0
              Business                                                                                         0
              Develop-ment

Martin A.     Senior      2004      $0        0            0              0          0          0              0
Salzedo       Vice        2003      $0        0            0              0          0          0              0
              President   2002      $0        0            0              0          0          0              0
                                                                                                               0


Stock Option Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2004. We have also not granted any stock options to the executive officers since December 31, 2003. We do not have any stock options outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 12, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                         Name and Address                       Amount and Nature               Percentage
Title of Class           of Beneficial Owner                    of Beneficial Ownership         of Common Stock(1)

Directors and Executive Officers

Common Stock             PSN Investment Inc.                              3,669,000                   16.0%
                         1340 S. Main Street,                            Indirect(1)
                         Gray Pine, TX  76051


Common Stock             All Directors and Executive Officers             9,398,000(2)                   41.0%
                         as a Group (Two Persons)


Notes
(1) Indirectly owned by Mr. Anastasios N. Kyriakides, in a trust for the benefit of Mr. Kyriakides' family.
(2) Includes those shares indirectly owned by Mr. Anastasios N. Kyriakides of 3,669,000.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

--------------------------------------------------------------------------------------------------------------------------

                              EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

------------------------------------ --------------------------- ---------------------------- ----------------------------
           Plan Category              Number of securities to     Weighted-average exercise
                                                                                                 Number of securities
                                                                                                remaining available for
                                                                                                 issuance under equity
                                      be issued upon exercise       price of outstanding          compensation plans
                                      of outstanding options,       options, warrants and        (excluding securities
                                        warrants and rights                rights              reflected in column (a))
                                                (a)                          (b)                          (c)
------------------------------------ --------------------------- ---------------------------- ----------------------------

Equity Compensation Plans approved              N/A                          N/A                          N/A
by security holders
------------------------------------ --------------------------- ---------------------------- ----------------------------
Equity Compensation Plans not                   N/A                          N/A                          N/A
approved by security holders
------------------------------------ --------------------------- ---------------------------- ----------------------------
Total                                            -                            -                            -
------------------------------------ --------------------------- ---------------------------- ----------------------------


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     -   Any of our directors or officers;
     -   Any person proposed as a nominee for election as a director;
     - Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     -   Any of our promoters;
     - Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.          EXHIBITS.

-------------------------------------------------------------------------------

EXHIBIT NUMBER  DESCRIPTION
     31.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------- ----------------------------------------------------------------


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The estimated aggregate fees billed or unbilled for the two most recently completed fiscal years ended December 31, 2003 and December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
                                     Year Ended
                        December 31, 2003   December 31, 2002
----------------------- -----------------   -------------------
Audit Related Fees          $15,000                -
Tax Fees                       -                   -
All Other Fees                 -                   -
----------------------- -----------------   -------------------
Total                       $15,000                -
----------------------- -----------------   -------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINK GLOBAL CORPORATION.


By:
         ___________________________________

         Anastasios N. Kyriakides
         Chief Executive Officer
         Chief Financial Officer
         (Principal Accounting Officer and Principal Financial Officer)
         Date:      December 20, 2005