Form 10QSB
period 2004-03-31
INFINITY WORLDWIDE INC
filed 2005-12-20
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          For the quarterly period ended March 31, 2004
                                                         ----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          For the transition period from           to
                                                        -----------   ---------
                          Commission file number 33-20033-D
                                                 ------------------------------


                          INTERLINK GLOBAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                          42-1655043
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)42-1655043


                        6205 Blue Lagoon Drive, Suite 110
                              Miami, Florida 33126
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 261-2007
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


                              Hawaii Ventures, Inc.
                         175 West 200 South, Suite 2004
                            Salt Lake City, UT 84101
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION
                                                                           Page

Item 1. Financial Statements.                                                 2
Item 2. Management's Discussion and Analysis or Plan of Operation.            9
Item 3. Controls and Procedures.                                             10

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                                   10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.         10
Item 3. Defaults Upon Senior Securities.                                     10
Item 4. Submission of Matters to a Vote of Security Holders.                 10
Item 5. Other Information.                                                   10
Item 6. Exhibits and Reports on Form 8-K.                                    10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2004
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,519                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $      -
                                                                    13,369
                                                                  --------
     Total current liabilities                                      13,369
                                                                  --------

COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Additional paid-in capital                                      509,876
   Deficit                                                        (532,912)
   Accumulated deficit from the development stage                   (1,806)
                                                                  --------
      Total deficiency in assets                                   (13,369)
                                                                  --------
    Total liabilities and deficiency in assets                    $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Three-Month   Three-Month       Cumulative from new
                                                 Period ended   Period ended        development stage
                                                   March 31,     March 31,          (January 1, 2003)
                                                     2004           2003            to March 31, 2004
                                                 ------------  -------------      -------------------

EXPENSES
   Transfer agent fees                           $        361            361      $             1,806
                                                 ------------  -------------      -------------------
Total expenses                                            361            361                    1,806
                                                 ------------  -------------      -------------------
Loss before income taxes                                 (361)          (361)                  (1,806)
Provision for income taxes                                  -              -                        -
                                                 ------------  -------------      -------------------
Net loss                                         $       (361) $        (361)     $            (1,806)
                                                 ============  =============      ===================


Basic and diluted net loss per common share      $      (0.00) $       (0.00)     $             (0.00)
                                                 ============  =============      ===================

Basic and diluted weighted average number of
common shares outstanding                          11,472,729     11,472,729               11,472,729
                                                 ============  =============      ===================

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Three-Month    Three-Month       Cumulative from new
                                                 Period ended   Period ended        development stage
                                                   March 31,     March 31,          (January 1, 2003)
                                                     2004          2003             to March 31, 2004
                                                 ------------  -------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $       (361) $        (361)     $            (1,806)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                         361            361                    1,806
                                                 ------------  -------------      -------------------
   Net cash provided by operating activities                -              -                        -
                                                 ------------  -------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -                        -
                                                 ------------  -------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -                        -
                                                 ------------  -------------      -------------------

Change in cash and cash equivalents during period           -              -                        -

Cash and cash equivalents, beginning of period              -              -                        -
                                                 ------------  -------------      -------------------
Cash and cash equivalents, end of period         $          -  $           -      $                 -
                                                 ============  =============      ===================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -      $                 -
  Income taxes                                   $          -  $           -      $                 -
                                                 ============  =============      ===================

See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2004 and 2003

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

Unaudited Financial Statements - The unaudited financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 2. Going Concern and Management's Plans

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $361 for the three months ended March 31, 2004, and has an accumulated deficit of $532,912, and an accumulated deficit from the development stage of $1,806. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Related Party Transaction

Included in accounts payable are management fees of $3,500 owed to the Company's Chief Executive Officer. These fees were paid subsequent to the end of the reporting period.

Note 4. Income Taxes

At March 31, 2004, the Company had a net operating loss carryforward of approximately $530,000. This loss may be carried forward to offset federal income taxes in various future years through year 2009. During the 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

Pursuant to a settlement agreement signed in May 2005, with investment bankers and consultants regarding the private placement, the investment bankers and consultants agreed to pay an additional $600,000 for shares previously issued. The first payment of $300,000 was received in May 2005, and the Company anticipates receipt of the second installment of $300,000 in the near term. Although the second payment, was originally due to be paid in June 2005, the Company's management believes that the amount is in fact collectible.

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

In June 2005, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services to be rendered from June 15, 2005 through June 30, 2006. The transaction was recorded at $64,125, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and this amount was charged to deferred consulting fees. The deferred consulting fees are being amortized over the term of the agreement (twelve and one-half months), and expense of $2,565 was recognized during the three and six months ended June 30, 2005

Also in June 2005, the Company issued 10,000 shares of restricted common stock to another consultant for public relations services. The transaction was recorded at $7,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and recognized expense in this amount during the three and six months ended June 30, 2005

Also in June 2005, the Company issued 600,000 shares of restricted common stock to another consultant for investor relations, corporate restructuring work, preparation of private placements memorandums, related financing and other services rendered. The transaction was recorded at $840,000, based on the closing price of the Company's shares on the date of issuance, and recognized expense in this amount during the three and six months ended June 30, 2005

Unissued Shares - In March 2005, the Company and its stock transfer agent placed total of 10,889,859 new shares in reserve as security for shares misplaced by shareholders. The shares are considered outstanding, but unissued. Subsequently, in March 2005, 50,000 shares were removed from the reserve. These share transactions were recorded at par value.

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

PLAN OF OPERATION

We are a development stage company engaged in providing telecommunication solutions around the world. We host VoIP telephony services, we currently planning on doing business in North America and South America, and soon in the Middle East. We provide SIP-based broadband telephony solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended March 31, 2004.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.


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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended March 31, 2004. We have not filed any current reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERLINK GLOBAL CORPORATION


Date:  December 20, 2005      By: /s/ Anastasios N. Kyriakides
                              ------------------------------------
                              ANASTASIOS N. KYRIAKIDES
                              Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer and
                              Principal Accounting Officer)