Form 10QSB
period 2004-06-30
INFINITY WORLDWIDE INC
filed 2005-12-21
CIK 829606

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2004
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,573                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $      -
                                                                    13,730
                                                                  --------
     Total current liabilities                                      13,730
                                                                  --------

COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Additional paid-in capital                                      509,876
   Deficit                                                        (532,912)
   Accumulated deficit from development stage                       (2,167)
                                                                  --------
      Total deficiency in assets                                   (13,730)
                                                                  --------
    Total liabilities and deficiency in assets                    $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)


                                            Three-Month       Three-Month      Six-Month          Six-Month   Cumulative from new
                                           Period ended      Period ended   Period ended       Period ended     development stage
                                               June 30,          June 30,       June 30,           June 30,     (January 1, 2003)
                                                   2004              2003           2004               2003      to June 30, 2004
                                           ------------      ------------   ------------    ---------------   -------------------
EXPENSES
   Transfer agent fees                     $        361      $        361   $        722    $          722    $             2,167
                                           ------------      ------------   ------------    ---------------   -------------------
Total expenses                                      361               361            722               722                  2,167
                                           ------------      ------------   ------------    ---------------   -------------------
Loss before income taxes                           (361)             (361)          (722)             (722)                (2,167)
Provision for income taxes                          --              --               --                --                    --
                                           ------------      ------------   ------------    ---------------   -------------------
Net loss                                   $       (361)     $        361   $       (722)   $         (722)   $            (2,167)
                                           ============      ============   ============    ===============   ===================

Basic and diluted net loss per
   common share                            $      (0.00)     $      (0.00)  $      (0.00)   $         (0.00)  $            (2,167)
                                           ============      ============   ============    ===============   ===================
Basic and diluted weighted average number
   of common shares outstanding              11,472,729        11,472,729     11,472,729         11,472,729            11,472,729
                                           ============      ============   ============    ===============   ===================




See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Six-Month     Six-Month      Cumulative from new
                                                 Period ended   Period ended      development stage
                                                   June 30,      June 30,         (January 1, 2003)
                                                     2004          2003           to March 31, 2004
                                                 ------------  -------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $       (722) $       (722)    $            (2,167)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                         722           722                   2,167
                                                 ------------  -------------    -------------------
   Net cash provided by operating activities                -              -                      -
                                                 ------------  -------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -                      -
                                                 ------------  -------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -                      -
                                                 ------------  -------------    -------------------

Change in cash and cash equivalents during period           -              -                      -

Cash and cash equivalents, beginning of period              -              -                      -
                                                 ------------  -------------    -------------------
Cash and cash equivalents, end of period         $          -  $           -    $                 -
                                                 ============  =============    ===================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -    $                 -
  Income taxes                                   $          -  $           -    $                 -
                                                 ============  =============    ===================

See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2004 and 2003

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

Unaudited Financial Statements - The unaudited financial statements as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 2. Going Concern and Management's Plans

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $722 for the six months ended June 30, 2004, and has an accumulated deficit of $532,912, and an accumulated deficit from the development stage of $2,167. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Related Party Transaction

Included in accounts payable are management fees of $3,500 owed to the Company's Chief Executive Officer. These fees were paid subsequent to the end of the reporting period.

Note 4. Income Taxes

At June 30, 2004, the Company had a net operating loss carry forward of approximately $530,000. This loss may be carried forward to offset federal income taxes in various future years through year 2009. During the 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

PLAN OF OPERATION

We are a development stage company engaged in providing telecommunication solutions around the world. We host VoIP telephony services, we currently plan on doing business in North America and South America, and soon in the Middle East. We provide SIP-based broadband telephony solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended June 30, 2004.

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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended June 30, 2004. We have not filed any current reports on Form 8-K since June 30, 2004.

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