Form 10QSB
period 2004-09-30
INFINITY WORLDWIDE INC
filed 2005-12-21
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          For the quarterly period ended September 30, 2004
                                                         ----------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                          Yes [X] No  [X]

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2004
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,627                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $ 14,091
                                                                  --------
     Total current liabilities                                      14,091
                                                                  --------
COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Additional paid-in capital                                      509,876
   Deficit                                                        (532,912)
   Accumulated deficit from the development stage                   (2,528)
                                                                  --------
      Total deficiency in assets                                   (14,091)
                                                                  --------
    Total liabilities and deficiency in assets                    $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)


                                            Three-Month       Three-Month     Nine-Month         Nine-Month   Cumulative from new
                                           Period ended      Period ended   Period ended       Period ended     development stage
                                          September 30,     September 30,  September 30,      September 30,  (January 1, 2003) to
                                                   2004              2003           2004               2003    September 30, 2004
                                           ------------      ------------   ------------    ---------------   -------------------
EXPENSES
   Transfer agent fees                     $        361      $        361   $      1,083    $        1,083                  2,528
                                           ------------      ------------   ------------    ---------------   -------------------
Total expenses                                      361               361          1,083             1,083                  2,528
                                           ------------      ------------   ------------    ---------------   -------------------
Loss before income taxes                           (361)             (361)        (1,083)           (1,083)                (2,528)
Provision for income taxes                          --                --             --                --                    --
                                           ------------      ------------   ------------    ---------------   -------------------
Net loss                                   $       (361)     $       (361)  $     (1,083)   $       (1,083)   $            (2,528)
                                           ============      ============   ============    ===============   ===================

Basic and diluted net loss per
   common share                            $      (0.00)     $      (0.00)  $      (0.00)   $         (0.00)  $             (0.00)

Basic and diluted weighted average number
   of common shares outstanding              11,472,729        11,472,729     11,472,729         11,472,729            11,472,729
                                           ============      ============   ============    ===============   ===================




See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                  Nine-Month    Nine-Month       Cumulative from new
                                                 Period ended   Period ended       development stage
                                                 September 30,  September 30,   (January 1, 2003) to
                                                     2004          2003           September 30, 2004
                                                 ------------  -------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $     (1,083) $     (1,083)     $            (2,528)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                       1,083         1,083                    2,528
                                                 ------------  -------------     -------------------
   Net cash provided by operating activities                -             -                        -
                                                 ------------  -------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -                       -
                                                 ------------  -------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -                       -
                                                 ------------  -------------     -------------------

Change in cash and cash equivalents during period           -              -                       -

Cash and cash equivalents, beginning of period              -              -                       -
                                                 ------------  -------------     -------------------
Cash and cash equivalents, end of period         $          -  $           -     $                 -
                                                 ============  =============     ===================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -     $                 -
  Income taxes                                   $          -  $           -     $                 -
                                                 ============  =============     ===================

See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2004 and 2003

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

Unaudited Financial Statements - The unaudited financial statements as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 2. Going Concern and Management's Plans

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $1,083 for the nine months ended September 30, 2004, and has an accumulated deficit of $532,912, and an accumulated deficit from the development stage of $2,528. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Related Party Transaction

Included in accounts payable are management fees of $3,500 owed to the Company's Chief Executive Officer. These fees were paid subsequent to the end of the reporting period.

Note 4. Income Taxes

At September 30, 2004, the Company had a net operating loss carry forward of approximately $530,000. This loss may be carried forward to offset federal income taxes in various future years through year 2009. During the 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

We will promptly start the second phase of the our Network marketing initiative together with Gold Calling(R) of Canada, to provide predictive dialing services (re-dialing) to the independent representatives, affiliates and clients of Gold Calling(R) This second phase includes development with Gold Calling(R) of specific interfaces that will interact with the unique Gold Calling(R) database and contact management software on the user's computer that will allow for prerecorded interactive message to be uploaded from the user's computer to our platform and will then carry out the dialing and message delivery all over the world. We intend to add additional services and features after the initial roll-out.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended September 30, 2004.

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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended September 30, 2004. We have not filed any current reports on Form 8-K since September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURES

                             INTERLINK GLOBAL CORPORATION


Date:  December 21, 2005       By: /s/ Anastasios N. Kyriakides
                              ------------------------------------
                              ANASTASIOS N. KYRIAKIDES
                              Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer and
                              Principal Accounting Officer)