Form 10KSB
period 2004-12-31
INFINITY WORLDWIDE INC
filed 2005-12-22
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                          For the fiscal yeaar ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of November 30, 2005, the aggregate market value held by non-affiliates was $6,315,575.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 30, 2005, the issuer had 22,554,063 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No  [X]

                          INTERLINK GLOBAL CORPORATION.

                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2004

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

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board (Pink Sheets) under the symbol ILKG.PK. The following table shows the price range of our common stock since it was initially quoted in March 2005 until present, since we were dormant previous to March 2005.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information contained in this Management's Discussion and Analysis or plan of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in
Item 7.

PLAN OF OPERATION

We are a development stage company engaged in providing telecommunication solutions around the world. We host VoIP telephony services. We are currently planning on doing business in North America and South America, and soon in the Middle East. We provide SIP-based broadband telephony solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies.

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

ITEM 7.     FINANCIAL STATEMENTS.

                                                                       Page

1. Report of Independent Registered Accounting Firm                      7

2. Audited Financial Statements:

          a. Balance Sheet;                                              8

          b. Statements of Operations;                                   9

          c. Statements of Cash Flows;                                  10

          d. Statements of Deficiency in Assets; and                    11

          e. Notes to Financial Statements.                             12

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                        Miami, Florida  33156-7578
A Professional Association                          Telephone   (305) 274-1366
                                                    Facsimile   (305) 274-1368
                                                    E-mail      info@uscpa.com
                                                    Internet     www.uscpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Interlink Global Corporation formerly Infinity Worldwide, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Interlink Global Corporation, formerly Infinity Worldwide, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of operations, cash flows and deficiency in assets for the years ended December 31, 2004 and 2003, and cumulative from January 1, 2003 (new business start) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Global Corporation, formerly Infinity Worldwide, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company, has incurred operating losses, and has a deficit of $532,912, and an accumulated deficit from the development stage of $2,890. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Dohan and Company, CPA's, P.A.

December 2, 2005
Miami, Florida



Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
  - Private Companies
National and World-wide Associations through
  AGI - Accounting Group International

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
BALANCE SHEET
December 31, 2004


ASSETS

Current
   Cash and cash equivalents                                      $      -
   Deferred tax asset, less allowance of $79,682                         -
                                                                  --------
     Total assets                                                 $      -
                                                                  ========

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
   Accounts payable                                               $ 14,453
                                                                  --------
     Total current liabilities                                      14,453
                                                                  --------
COMMITMENTS AND CONTINGENCIES (Note 5)

Deficiency in assets
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and outstanding                       11,473
   Additional paid-in capital                                      509,876
   Deficit                                                        (532,912)
   Accumulated deficit during the development stage                 (2,890)
                                                                  --------
      Total deficiency in assets                                   (14,453)
                                                                  --------
    Total liabilities and deficiency in assets                    $      -
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2004 and 2003


                                                                             Cumulative from new
                                                                               development stage
                                                                               (January 1, 2003)
                                               2004              2003       to December 31, 2004
                                           ------------      ------------   --------------------
EXPENSES
   Transfer agent fees                     $      1,445      $      1,445   $             2,890
                                             ------------      ----------   --------------------
Total expenses                                    1,445             1,445                 2,890
                                           ------------      ------------   --------------------
Loss before income taxes                         (1,445)           (1,445)               (2,890)
Provision for income taxes                          --              --                     --
                                           ------------      ------------   --------------------
Net loss                                   $     (1,445)     $     (1,445)  $            (2,890)
                                           ============      ============   ====================

Basic and diluted net loss per
   common share                            $      (0.00)     $      (0.00)  $             (0.00)
                                           ============      ============   ===================
Basic and diluted weighted average number
   of common shares outstanding              11,472,729        11,472,729            11,472,729
                                           ============      ============   ====================



See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004 and 2003

                                                                                 Cumulative from new
                                                                                   development stage
                                                                                   (January 1, 2003)
                                                        2004          2003      to December 31, 2004
                                                 ------------  -------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $     (1,445) $     (1,445)    $            (2,890)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Increase in accounts payable                       1,445         1,445                   2,890
                                                 ------------  -------------    --------------------
   Net cash provided by operating activities                -             -                    -
                                                 ------------  -------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES                        -              -                   -
                                                 ------------  -------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -                   -
                                                 ------------  -------------    --------------------

Change in cash and cash equivalents during period           -              -                   -

Cash and cash equivalents, beginning of period              -              -                   -
                                                 ------------  -------------    --------------------
Cash and cash equivalents, end of period         $          -  $           -    $              -
                                                 ============  =============    ====================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -    $              -
  Income taxes                                   $          -  $           -    $              -
                                                 ============  =============    ====================

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A Development Stage Company)
STATEMENTS OF DEFICIENCY IN ASSETS
For the years ended December 31, 2004 and 2003

                                                                                               Cumulative from new
                                                                                                 development stage
                                                                    Additional                   (January 1, 2003)           Total
                                            Common Stock            Paid - In      Accumulated         to            Deficiency in
                                       Shares        $.001 Par       Capital          Deficit    December 31, 2004          Assets
                                   -------------   ------------    ------------    -----------   ---------------   ---------------
Balance, December 31, 2001            11,472,667   $     11,473   $     509,876    $  (532,912)  $         -       $       (11,563)

Net loss for the year ended                 -              -               -              -                                   -
                                   -------------   ------------   -------------    -----------   ---------------   ---------------
Balance, December 31, 2002            11,472,667         11,473         509,876       (532,912)             -              (11,563)

Net loss for the year ended                 -              -               -                              (1,445)           (1,445)
                                   -------------   ------------   -------------    -----------   ---------------   ---------------

Balance, December 31, 2003            11,472,667         11,473         509,876       (532,912)           (1,445)          (13,008)

Net loss for the year ended                 -              -               -                              (1,445)           (1,445)
                                   -------------   ------------   -------------    -----------   ---------------   ---------------

Balance, December 31, 2004            11,472,667   $     11,473   $     509,876    $  (532,912)  $        (2,890)  $       (14,453)
                                   =============   ============   =============    ===========   ===============   ===============

See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003

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

On January 12, 2005, Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation, whereby the Company acquired the issued and outstanding shares of IGC. Simultaneously, the Company changed the state of incorporation to Nevada and the name was changed to Interlink Global Corporation.

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

The adoptions of the new pronouncements, deescribed above have not and, are not expected to have a material effect on the Company's financial position or results of operations.

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

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $1,445 for the year ended December 31, 2004, and has a deficit of $532,912, and an accumulated deficit from the development stage of $2,890. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Related Party Transaction

Included in accounts payable are management fees of $3,500 owed to the Company's Chief Executive Officer. These fees were paid subsequent to the end of the reporting period.

Note 4. Income Taxes

At December 31, 2004, the Company had a net operating loss carry forward of approximately $533,000. This loss may be carried forward to offset federal income taxes in various future years through year 2010. During the 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

The Company has not filed income tax returns for the years ended December 31, 2003 and 2004. These returns are expected to be filed in the first quarter of 2006, along with the 2005 returns.

Note 5.  Subsequent Events

Stock Purchase Agreement - On November 19, 2004, Interlink Global Corp. (a Florida corporation) entered into an agreement to sell 3,333,334 shares of its common stock in exchange for 99 percent of Comunicaciones Y Sistemas De Enlace Internacional Limitada (a Chilean corporation).

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

 ITEM 10.         EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal years ended December 31, 2003 and 2004.

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
                                                                                                               0


Stock Option Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2004. We have also not granted any stock options to the executive officers since December 31, 2004. We do not have any stock options outstanding.

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

                         Name and Address                       Amount and Nature               Percentage
Title of Class           of Beneficial Owner                    of Beneficial Ownership         of Common Stock(1)

Directors and Executive Officers

Common Stock             PSN Investment Inc.                              3,669,000                     16.0%
                         1340 S. Main Street,                            Indirect(1)
                         Gray Pine, TX  76051

Common Stock             Kenneth Hosfold                                  1,329,000                      6.0%
                         c/o Interlink Global Corporation
                         6205 Blue Lagoon Drive, Suite #110
                         Miami, Florida

Common Stock             All Directors and Executive Officers             9,398,000(2)                   41.0%
                         as a Group


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

                              EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

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

ITEM 13.          EXHIBITS.

-------------------------------------------------------------------------------

EXHIBIT NUMBER  DESCRIPTION
     31.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------- ----------------------------------------------------------------


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The estimated aggregate fees billed or unbilled for the two most recently completed fiscal years ended December 31, 2004 and December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                     Year Ended
                        December 31, 2004   December 31, 2003
----------------------- -----------------   -------------------
Audit Related Fees          $15,000              $15,000
Tax Fees                       -                    -
All Other Fees                 -                    -
----------------------- -----------------   -------------------
Total                       $15,000              $15,000
----------------------- -----------------   -------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINK GLOBAL CORPORATION.


By:
         ___________________________________

         Anastasios N. Kyriakides
         Chief Executive Officer
         Chief Financial Officer
         (Principal Accounting Officer and Principal Financial Officer)
         Date:      December 21, 2005