Form 10QSB
period 2005-03-31
INFINITY WORLDWIDE INC
filed 2006-02-08
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                --------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from             to
                                                 -----------    ----------------

                  Commission file number  33-20033-D
                                         ---------------------------------------


                          INTERLINK GLOBAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Nevada                                          42-1655043
------------------------------------  ------------------------------------------
  (State or other jurisdiction        (IRS Employer Identification No.)
   of incorporation or organization)

                        6205 Blue Lagoon Drive, Suite 110
                              Miami, Florida 33126
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                            (305) 261-2007
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2005, 25,249,339 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page

Item 1. Financial Statements.                                               3
Item 2. Management's Discussion and Analysis of
          Financial Condition And Results of Operations.                   11
Item 3. Controls and Procedures.                                           12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                 13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       13
Item 3. Defaults Upon Senior Securities.                                   13
Item 4. Submission of Matters to a Vote of Security Holders.               13
Item 5. Other Information.                                                 13
Item 6. Exhibits.                                                          13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2005
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                      $ 96,548
   Prepaid expenses                                                 15,000
                                                                  --------
   Total current assets                                            111,548
                                                                  --------
Equipment, net of accumulated depreciation of $251                  10,896

Deferred tax asset, less allowance of $93,608                            -

Deposits                                                             5,000
                                                                   -------
     Total assets                                                 $127,444
                                                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Payroll taxes payable                                          $  2,491
                                                                  --------
     Total current liabilities                                       2,491
                                                                  --------

COMMITMENTS AND CONTINGENCIES (Note 5)

Shareholders' equity
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and 22,617,625 outstanding            11,778
   Additional paid-in capital                                      741,821
   Deficit                                                        (532,912)
   Accumulated deficit from the development stage                 ( 95,734)
                                                                  --------
      Total shareholders' equity                                   124,953
                                                                  --------
    Total liabilities and shareholders' equity                    $127,444
                                                                  ========


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Three-Month   Three-Month       Cumulative from new
                                                 Period ended   Period ended        development stage
                                                   March 31,     March 31,          (January 1, 2003)
                                                     2005           2004            to March 31, 2005
                                                 ------------  -------------      -------------------

EXPENSES
   Salaries and related taxes and benefits       $     45,746              -      $            45,746
   General and administrative expenses                 26,951              -                   26,951
   Professional fees                                   25,100            361                   25,461
                                                 ------------  -------------      -------------------
Total expenses                                         97,797            361                   98,158
                                                 ------------  -------------      -------------------
Gain on settlement of trade debt                        4,953              -                    4,953
                                                 ------------  -------------      -------------------
Loss before income taxes                              (92,844)          (361)                 (95,734)
Provision for income taxes                                  -              -                        -
                                                 ------------  -------------      -------------------
Net loss                                         $    (92,844) $        (361)     $           (95,734)
                                                 ============  =============      ===================


Basic and diluted net loss per common share      $      (0.01) $       (0.00)
                                                 ============  =============

Basic and diluted weighted average number of
common shares outstanding                          11,476,156     11,472,729
                                                 ============  =============

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Three-Month    Three-Month       Cumulative from new
                                                 Period ended   Period ended        development stage
                                                   March 31,     March 31,          (January 1, 2003)
                                                     2005          2004             to March 31, 2005
                                                 ------------  -------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $    (92,844) $        (361)     $           (95,734)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation expense                                 251              -                      251
     Gain on settlement of trade debt                  (4,953)             -                   (4,953)
   Changes in assets and liabilities:
     Increase in prepaid expenses                     (15,000)             -                  (15,000)
     (Decrease) increase in accounts payable           (9,500)           361                   (6,610)
     Increase in payroll taxes payable                  2,491              -                    2,491
                                                 ------------  -------------      -------------------
   Net cash provided by operating activities         (119,555)                               (119,555)
                                                 ------------  -------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                           232,250              -                  232,250
                                                 ------------  -------------      -------------------
   Net cash provided by financing activities          232,250              -                  232,250
                                                 ------------  -------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               (11,147)             -                  (11,147)
  Increase in deposits                                 (5,000)             -                   (5,000)
                                                 ------------  -------------      -------------------
   Net cash used by investing activities              (16,147)             -                  (16,147)
                                                 ------------  -------------      --------------------
Change in cash and cash equivalents during period      96,548              -                   95,734

Cash and cash equivalents, beginning of period              -              -                        -
                                                 ------------  -------------      -------------------
Cash and cash equivalents, end of period         $     96,548  $           -      $            95,734
                                                 ============  =============      ===================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -      $                 -
  Income taxes                                   $          -  $           -      $                 -
                                                 ============  =============      ===================

See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2005 and 2004

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

Unaudited Financial Statements - The unaudited financial statements as of March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 does not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2004. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Recently issued accounting pronouncements - In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company's financial statements.

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

Note 2. Going Concern and Management's Plan
As reflected in the accompanying financial statements, the Company incurred net losses of approximately $92,844 for the quarter ended March 31, 2005, and has a deficit of $532,912 and an accumulated deficit from the development stage of $95,734. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Related Party Transaction

Included in accounts payable as of December 31, 2004 were management fees of $3,500 owed to the Company's former Chief Executive Officer. These fees were paid in March 2005.

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

Note 5.  Transactions during the First Quarter of 2005

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

Note 6.  Subsequent Events

Stock Purchase Agreement - On November 19, 2004, Interlink Global Corp. (a Florida corporation) entered into an agreement to sell 3,333,334 shares of its issued and outstanding common stock in exchange for 99 percent of Comunicaciones Y Sistemas De Enlace Internacional Limitada (a Chilean corporation).

On November 28, 2005, the Board of Directors authorized the rescission of this Stock Purchase Agreement due to the inability to obtain the necessary audit and corresponding work papers of Comunicaciones Y Sistemas De Enlace Internacional Limitada to enable Interlink Global Corp. to complete its consolidated audit, bring its SEC filings up to date and thereby become a reporting publicly traded corporation. This failure coupled with other financial omissions, plus additional actions taken without Board approval, violates the acquisition agreement and has resulted in the rescission of that agreement.

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

Joint Ventures - During 2005, the Company entered into various agreements and memorandums of understanding regarding joint ventures and similar arrangements to conduct business activities with various foreign and domestic entities. No recordable transactions have occurred pursuant to such arrangements through the date of this report.

Office Lease - Effective June 1, 2005, the Company leases facilities in Miami, Florida, under a lease expiring May 31, 2008, with a monthly rent of $5,098 (plus sales tax).

Stock Issued for Cash - Pursuant to a settlement agreement signed in May 2005 with investment bankers / consultants regarding the private placement, the investment bankers / consultants agreed to pay an additional $600,000 for shares previously issued. The first payment of $300,000 was received in May 2005, and the Company anticipates receipt of the second installment of $300,000 in the near term. Although the second payment was originally due to be paid in June 2005, the Company's management believes that the amount is in fact collectible.

Stock Issued for Services - In April and May 2005, the Company issued 22,000 and 50,000 restricted shares of common stocks, respectively, for technical consulting services. The shares were valued at $2 per share, based on the price for the Company's free-trading shares on or about date of issuance, and a total of $144,000 was charged to expense.

In May 2005, the Company issued 250,000 restricted shares of common stock pursuant to a consulting agreement for investor relations and other services to be rendered from May 12, 2005 through May 11, 2006. The transaction was recorded at $225,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance. The Company recorded this amount as deferred consulting fees and is amortizing the expense over the term of the agreement (16 months), and recognized expense of $28,125 during the second quarter of 2005 $42,188 during the third quarter of the year.

Also in May 2005, the Company issued 25,000 restricted shares of common stock as a pursuant to a consulting agreement with another consultant for services rendered. The transaction was recorded at $22,500, based on one-half of the closing price of the Company's free-trading shares on the date of issuance.

Also in May 2005, the Company issued 10,000 restricted shares of common stock to a vendor in lieu of a required cash payment of $10,000, and this amount was expensed during the second quarter 2005.

Also in June 2005, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services to be rendered from June 15, 2005 through June 30, 2006. The transaction was recorded at $64,125, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and this amount was charged to deferred consulting fees. The deferred consulting fees are being amortized over the term of the agreement (25 months), and expense of $2,565 was recognized during the second quarter of 2005 and $7,695 during the third quarter of the year.

Also in June 2005, the Company issued 10,000 shares of restricted common stock to another consultant for public relations services. The transaction was recorded at $7,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and recognized expense in this amount during the second quarter of 2005.

Also in June 2005, the Company issued 600,000 shares of free-trading common stock to another consultant for investor relations, corporate restructuring work, and preparation of private placements memorandums, related financing and other services rendered. The transaction was recorded at $840,000, based on the closing price of the Company's shares on the date of issuance, and recognized expense in this amount during the second quarter of 2005.

Stock Acquisition - In August 2005, the Company acquired 100% of the stock of Assai Inc., a New Jersey based wholesale Internet VoIP provider, for $62,000 plus 1,100,000 shares of restricted common stock. The Company, upon conducting its due diligence, determined that there were material misrepresentations and omissions of facts. Accordingly, the Company's legal counsel has informed the owner of Assai, Inc. that the Company has rescinded the transaction and will cancel the abovementioned shares. In addition, the Company plans to make a formal demand for the above mentioned $62,000.

Investor Relations Agreements- During the third quarter of 2005, the Company issued 4,926,000 shares of restricted common stock to various parties for certain administration, financial consulting, investor relations and investment services from July through September 2005. The transactions were recorded at $6,040,560, based on the closing prices of the Company's shares on the dates of issuance, and recognized expense in this amount during the third quarter of 2005.

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

Purchase of Significant Equipment

We do not intend to purchase or sell any significant equipment.

Employees

We currently have 14 employees. We intend to add approximately 6 additional employees.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our Company has been dormant since 1994 and as of January 1, 2003, is a development stage company. The continuance of our company as a going concern is dependent on obtaining financing from third parties. There is no guarantee that such financing will be available, or if available, that the expenses of such financing will be acceptable.


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

Item 2.  Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended March 31, 2005.

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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended March 31, 2005. We have not filed any current reports on Form 8-K since March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERLINK GLOBAL CORPORATION


Date:  February 7, 2006    By:/s/ Anastasios N. Kyriakides
                              -----------------------------------------
                              Anastasios N. Kyriakides
                              Chairman of the Board and Chief Executive Officer
                             (Principal Executive Officer and
                              Principal Accounting Officer)