Form 10KSB
period 2005-12-31
INTERLINK GLOBAL CORP
filed 2006-11-16
CIK 829606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________.

Commission file number- 033-20033-D

INTERLINK GLOBAL CORPORATION
(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	42-1655043 (I.R.S. Employer Identification No.)
6205 Blue Lagoon Drive, Suite 110 Miami, Florida (Address of principal executive offices)	33126 (Zip Code)

(Issuer's Telephone Number) (305) 261-2007

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

        The issuer's revenues for the fiscal year ended December 31, 2005, were $13,388,489.

        The aggregate market value of the voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $19,235,305 as of the close of business on September 30, 2006.

        As of September 30, 2006, the issuer had 29,213,885 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any Annual Report on Form 10-KSB filed pursuant to Rule 424(b) or (c) of the Securities Act.

       Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Interlink Global Corporation

FISCAL YEAR 2005 FORM 10-KSB ANNUAL REPORT

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design, market and manufacture our future products;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	our ability to attract the qualified personnel to implement our growth strategies,
•	our ability to develop sales and distribution capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	changes in our business plan and corporate strategies; and
•	other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Risk Factors” and “Management’s Discussion And Analysis.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

PART I
Item 1. Description of Business

History and Development of the Company

We were incorporated in Utah on November 20, 1987. In August of 1992, the Company acquired privately-held, Infinity Worldwide Trading Corp., a New York company, and changed its name to Infinity Worldwide, Inc. However, the Company was inactive from 1994 until January 12, 2005, when Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation. In February 2005, pursuant to the merger agreement, the Company effected a 1 share for 3 shares reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value, to the shareholders of Interlink Global Corp., the Florida corporation. Retroactive effect of the reverse stock split and the merger have been reflected in this report. The share exchange reorganization and merger allowed Interlink Global Corp. to become a wholly-owned subsidiary of Infinity Worldwide, Inc., a publicly held shell company. From and after the closing of the reorganization and merger, our principal asset became Interlink Global Corp. Simultaneously, we reincorporated in Nevada and the holding company name Infinity Worldwide, Inc. was changed to Interlink Global Corporation (“InterLink”).

Our wholly-owned subsidiary, Interlink Global Corp., was organized in Florida in November, 2004. Our corporate offices are located at 6205 Lagoon Drive, Suite 110. Our telephone number is (305) 261-2007. Our website address is http://www.interlink-global.com. Information contained in our website is not a part of this report on Form 10-KSB.

OUR BUSINESS

General

We are a provider of private and public telecommunications network and Internet services. We offer integrated data, voice, data center and Internet solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers, as well as private and residential customers. We provide telecommunications, data center and Internet services through our networks, which consist of owned Microwave Backbone and wireless links, teleports, data centers, earth stations and leased fiber optic and satellite links.

We market these services to both business and residential customers. We consult with potential business and residential customers to assist them in the selection of a service plan based on their anticipated usage and internet requirements. Subscribers can select one or more telephone numbers in any rate center where we provide service. All residential customer packages include various services, including voice mail, caller ID, call waiting, web-based account management and billing and various other services. Business customers enjoy the following additional features: auto attendant, extension-to-extension dialing, call hunt, conference bridging, and business class voicemail.

In June 2005, we entered into an agreement to acquire the stock of a Venezuelan corporation. Effective March 15, 2006, we signed a Share Purchase Agreement (the “Agreement”) with Nera ASA, a Norwegian company (“Nera”), to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., an exempted company incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., a Venezuelan corporation engaged in the provision of telecommunication services (“NGTV”). After the acquisition NGTV became our wholly-owned subsidiary.

Products and Services

Business and Residential Calling Plans

Business and residential customers select a service plan based on their anticipated usage and enter into a service agreement with InterLink. Our service plans provide for unlimited calls to other InterLink customers worldwide and various levels of usage (fixed number of minutes or unlimited) for calls to the Public Switched Telephone Network (“PSTN”) phones in North America and Canada and international regions (Latin American, European, and Asia-specific plans). Calls in excess of a selected limit are charged on a per-minute basis. Subscribers can select one or more telephone numbers in any rate center where InterLink provides service anywhere in the world. All InterLink customer packages include voice mail, caller ID, call waiting, simultaneous ringing, multi-phone call forwarding, call transfer, inbound call blocking, missed call logging, call return, repeat dialing, call rerouting, outbound international PSTN call block, and web-based account management and billing at no additional cost. Business customers receive additional features such as auto attendant, extension-to-extension dialing, call hunt, conference bridging, and business class voicemail.

Depending on the selected service plan and promotions in effect, InterLink may discount or provide a free analog telephone adapter for residential customers to use with InterLink’s service. For small businesses, InterLink can offer “virtual PBX” services. For large business customers, InterLink offers hardware and software to directly connect to their existing PBX system. We offer US customers the ability to retain their existing phone number when they switch to our phone services, subject to service availability in their current number’s tariff zone.

Wholesale Calling Plans

Wholesale customer relationships are negotiated on a case-by-case basis and dependent on the call volume, desired features, implementation requirements, and marketing issues (white label versus co-branded) of other broadband telephony carriers such as IDT, Dollar phone and Ntera.

Wholesale PSTN Termination

We also provide wholesale PSTN termination (i.e., connecting calls to users on the PSTN) for other broadband telephony providers in any location where we establish a trunking gateway to reduce our operating costs associated with PSTN termination.

Call Termination to Our Customers

We have a billing system that permits us to charge (if desired) for long distance calls terminated to our customers, regardless of whether they originate from the PSTN or another broadband telephony provider. This operates similar to a 1-800 number where the customer pays for incoming calls. The difference being that we offer local numbering from several calling areas in the United States. The recipient of these calls are generally located in another country, who wish to appear as if they have operations in a US region by providing a local telephone number. We then terminate the incoming calls, and re-route them to the recipient’s office or local in another country. As we use the internet for this, there is almost zero transit cost. While this is not a major business at this time, it is growing.

Implementation Services

In addition to the calling plans, InterLink also offers an array of implementation services for wholesale and large enterprise customers so that they can integrate InterLink service into their telecommunications network or company. Because we intend to automate system integration as much as possible, we believe that integration services will likely remain a negligible revenue stream.

Internet Connectivity

In addition to the calling plans, InterLink also offers wireless internet connectivity in Venezuela through our own wireless infrastructure. This service is provided to large enterprise customers, small businesses and residential customers and offers superior connectivity than the traditional incumbent providers.

Satellite Connectivity

We also offer voice, data, and Internet connectivity through our satellite hub in Miami. Through this hub (and with appropriate equipment on the remote side) InterLink can offer satellite connectivity to almost anywhere in the world. We acquired our satellite hub from Y-Tel International, Inc. in connection with a Sales Agreement dated as of December 12, 2005 for $225,000, $75,000 of which was paid in December 2005 and the rest of which was paid in installments of $25,500 each month for six months, with the final payment being made in June 2006.

The 9.3 meter dish satellite services half the United States, Europe, all Africa, and all Latin America, and Caribbean. We can service 500 clients (depending on site customer equipment, a customer can have as many as 30 E1/T1 connections). It has its own outdoors containment hub and power backup.

Data Transmission Services

We offer our customers a broad range of end-to-end network service combinations for their point to-point and point-to-multipoint telecommunications needs, ranging from simple connections to customized private network solutions. We offer our network services over our proprietary and leased networks, which are comprised of microwave wireless networks, leased lines, and satellite links.

Industry Background

Residential Wireline Communications Market

According to industry analysts there were 119.2 million U.S. residential telephone access lines in service, representing $67.2 billion of local, long distance and related revenues, in 2004. This represents an overall decline in residential access lines and revenue from a peak of 128.2 million lines and $77.1 billion of local and long distance revenues in 2000, the result of increased competition, changes in technology, industry consolidation and other factors.

Residential wireline communications services historically have been offered to consumers by a variety of operators, including traditional local and long distance telephone providers such as AT&T (formerly SBC Communications), BellSouth, Citizens Communications Corp., Qwest, Sprint Nextel and Verizon. However, the competition for residential consumers has increased significantly. In recent years, many cable television service providers added telephone service to their offerings. Improvements in wireless technology have allowed a number of wireless communications providers, many of which are owned by traditional telephone operators, to capture a share of the residential telephone service market, as many former wireline customers have begun to make wireless their sole telephone service. Most recently, improvements in Voice over Internet Protocol, or VoIP, networks, which allow for the transmission of voice signals as digital data over a broadband Internet connection and in many cases require only modest capital investment to build, have created even more competition in the market. A new group of competitors, including start-up companies similar to ours, and existing cable, telephone and Internet providers, now use VoIP to offer telephone service to residential customers.

While the information listed above discusses the U.S. market, third party analysts generally agree that the rest of the world is encountering similar or higher market growth. With the exception of South Korea and Japan (both of which far exceed the growth patterns herein), we believe that the relative trends are indicative of the true market size that we have available in the various countries where we operate, or plan to operate.

The Growth in Broadband Adoption in the Home

VoIP communications are carried as data packets and require a broadband Internet connection that has sufficient bandwidth to deliver the data uninterrupted. As a result, broadband penetration has been a key driver of VoIP's expansion to date. As the Internet has become a bigger part of people's lives and advanced applications have come to require greater bandwidth, broadband use has become more widespread. We estimate that the number of U.S. households using broadband Internet access will grow from 30 million, or 28% of total U.S. households, at the end of 2004 to 69 million, or 61% of total U.S. households, by the end of 2009. Currently, residential broadband consumers access the Internet principally through cable modems and digital subscriber lines, or DSL, which we estimate accounted for approximately 58% and 39% of 2004 consumer broadband subscribers in the United States, respectively. However, an increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, is becoming available. The availability of these alternatives is expected to further encourage future broadband deployment and penetration both in the United States and worldwide.

Independent industry analysts expect the worldwide broadband market to experience similar trends to those experienced in the United States. For example, we believe that the worldwide broadband market will grow from 146 million subscribers at the end of 2004 to 317 million by the end of 2009. These reports cite Europe and Asia in particular as areas that have attractive growth prospects. We estimate that European broadband subscriptions, which were 40 million at the end of 2004, will grow to 92 million by the end of 2009. We also estimate broadband subscriptions in the Asia/Pacific region, which were 61 million at the end of 2004, will grow to 116 million by the end of 2009.

We believe the rapid deployment of broadband access in the United States and abroad will continue to enable the accelerated adoption of VoIP communications.

VoIP Communications and Providers

One of the outgrowths from the rapid deployment of broadband connectivity in the United States and abroad has been the accelerated adoption of VoIP. Independent industry analysts have noted that the historical adoption of VoIP to date indicates that it may follow a future growth trajectory equal to or greater than that of the expansion of broadband access to the Internet.

VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. The data packets are transmitted over the Internet and converted back into voice signals before reaching their recipient. The Internet has always used packet-switched technology to transmit information between two communicating terminals. For example, packet switching allows a personal computer to download a page from a web server or to send an e-mail message to another computer. VoIP allows for the transmission of voice signals over these same packet switched networks and, in doing so, provides an alternative to traditional telephone networks.

VoIP technology presents several advantages over the technology used in traditional wireline telephone networks that enable VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features. Traditional networks, which require that each user's telephone be connected to a central office circuit switch, are expensive to build and maintain. In contrast, VoIP networks route calls over the Internet using either softswitches or software, both of which are less expensive than circuit switches. In addition, traditional wireline networks use dedicated circuits that allot fixed bandwidth to a call throughout its duration, whether or not the full bandwidth is being used throughout the call to transmit voice signals. VoIP networks use bandwidth more efficiently, allocating it instead based on usage at any given moment. VoIP technology also presents the opportunity to offer customers attractive features that traditional telephone networks cannot easily support, such as online call management and self-provisioning (the ability for customers to change or add service features online).

Traditional telephone companies originally avoided the use of VoIP networks for transmitting voice signals due to the potential for data packets to be delayed or lost, preventing real-time transmission of the voice data and leading to poor sound quality. While a delay of several seconds in downloading a webpage or receiving an e-mail generally is acceptable to a user, a delay of more than a millisecond during a live, two-way voice conversation is not satisfactory. Original VoIP services, which were pioneered in the mid-1990s, were typically only PC-to-PC, requiring two personal computers to be in use at the same time. Early international calling card services, which allowed users to dial abroad for significantly discounted rates, also relied on a form of VoIP technology. These initial VoIP services often suffered from dropped calls, transmission delays and poor sound quality because of bandwidth limitations. As a result, VoIP initially developed a poor reputation for service quality relative to traditional fixed line telephone service. Subsequent increases in bandwidth, driven by increased broadband penetration, and improvements in packet switching, signaling, and compression technology have significantly enhanced the quality and reliability of VoIP calls.

Today, VoIP technology is used in the backbone of many traditional telephone networks, and VoIP services are offered to residential and business users by a wide array of service providers, including established telephone service providers. These VoIP providers include traditional local and long distance phone companies (such as AT&T, BellSouth, Qwest and Verizon), established cable companies (such as Cablevision, Charter Communications, Comcast, Cox and Time Warner Cable), competitive telephone companies (such as Time Warner Telecom), Internet service providers (such as AOL, Earthlink and MSN, InterLink Global in Venezuela) and alternative voice communications providers (such as InterLink Global, Vonage and Skype).

While all of these companies provide residential VoIP communications services, Traditional wireline telephone companies offering VoIP services to consumers, typically have high capital expenditures and operating costs in connection with their networks. In addition, depending on the structure of their VoIP networks, the VoIP services provided by some of these companies can only be used from the location at which the broadband line they provide is connected.

As the availability of broadband and VoIP becomes more widespread, and as the public becomes familiar with the advantages of VoIP over traditional voice telephony, independent industry analysts believe that VoIP will become increasingly attractive to mainstream consumers.

Market Opportunity for VoIP

Many independent industry analysts expect the market for VoIP-based communication services in the United States to expand dramatically from its current size. Several analysts have estimated compound annual growth rates for the U.S. or North American residential VoIP markets in the range of 61% to 100% over the period from 2004 to 2009.

Independent industry analysts also expect the consumer VoIP market to experience significant growth abroad. Based on these analyst reports, we believe that the worldwide VoIP market may grow from an estimated 9.4 million subscribers at the end of 2004 to 74.1 million by the end of 2009, representing a 51.0% compound annual growth rate.  Europe and Asia in particular represent large and growing markets. We estimate that there were 1.1 million VoIP subscribers in Europe at the end of 2004 and project that there will be 12.6 million at the end of 2009, representing a 62.2% compound annual growth rate. We estimate that there were 7.1 million VoIP subscribers in Asia at the end of 2004 and project that there will be 24.1 million by the end of 2009, representing a 27.8% compound annual growth rate.

Analysts have also emphasized that the VoIP industry will need to move away from marketing VoIP on the basis of its low price, and instead begin to distinguish VoIP from traditional telephone service on the basis of innovative features, in order to combat price erosion and maintain healthy revenues in the industry. This will be especially important as the regulation governing VoIP becomes more developed, since increasing regulation may impose additional operating costs and taxes on VoIP providers that may increase their costs of doing business and, ultimately, reduce their ability to undercut the pricing of traditional telephone services. This has occurred in the past.

Marketing

Pricing—We differentiate InterLink Global from our competitors as much as possible with our favorable rates in the Latin American market. We compete on the basis of our feature set, packaging premium features—such as those found in our enterprise packages—in a manner that is attractive to less price sensitive customers. We encourage customers to sign up for plans, such as our Latin American calling plan, which reduce our revenue volatility and our customers’ focus on per minute charges.

Nevertheless, we recognize that telecommunications, most notably at the lower end, is a commodity subject to intense competition—particularly in the US. We compete at the lower end of the market. Specifically, we will continue to strive to have the lowest retail cost per minute for calling to the largest cities in Latin America. We believe this generates a perception among our less price sensitive customers that InterLink Global offers a solid value at a competitive price. This, in turn, creates significant brand loyalty and reduces customer turnover. Because InterLink Global has one of the lowest cost structures in the industry, we believe that we can compete even at the low end of the market without significant erosion of our margins.

Promotional Strategy

Our promotional strategies are based on cost/benefit efficiency. As an example, in our targeted Spanish and Portuguese speaking retail market, we will, as much as possible, utilize our wholesale customers to co-brand our product offerings in a way that will build InterLink brand awareness in markets where these wholesale customers operate. This will leave the majority of the cost to obtain new customers with our wholesale customer.

We will shift some of our promotional costs to multilevel marketing partners. And we expect significant word-of-mouth advertising through our refer-a-friend bonus program.

We will provide free connection devices (ATA’s or IP phones) when the retail customer signs a minimum one year contract. While we are exploring the possibility of having these units sold via a leasing company with the individual customer contracts (and credit cards) as the security.

Channel Strategy

InterLink will utilize a diversified channel approach which will allow for the greatest penetration and customer growth within the shortest time period while upholding our conservative spending approach.

We will distribute our software through strategic relationships with leading Internet and computer hardware and software companies. Our goal is to have our software bundled with our partners' products and services and distributed domestically and internationally.

We will enter into various agreements with focused web sites to promote our products/services, by hosting InterLink referral links on their web sites. We will either pay per sign up (once the customer has completed a 60 day subscription period), or provide a percentage of the reoccurring revenue for a period of one year (when the subscriber signs a minimum one year contract).

We will utilize multilevel marketing as well as master agents (wholesale customers) to address the retail market. We also believe that there is a substantial upside by using eBay as a sales outlet (either directly, through multilevel marketing and/or through master agents). These combinations can allow us to build a substantial retail base without having the cost associated with building a large in house sales team.

As larger potential customers will require direct contact as well as some specialization, and special pricing, InterLink will utilize direct sales when approaching other operators such as the smaller CATV operators, large corporations (banks, manufacturing companies, etc.), universities, and/or developing nation’s telephone companies.

Advertising Strategy

We will advertise our services through online and Internet-based advertising venues and traditional print advertising in domestic and international publications. We will target any advertising at specific groups versus shotgun advertising. We will also make extensive use of press releases and companies that specialize in disseminating press releases to the public.

We will supplement all of these promotional efforts with culture-specific and/or geography-specific print advertising, web advertising, carrier trade show appearances, and, to the extent we see a payoff, radio advertising.

Sales

Our direct sales force targets enterprise accounts, such as Fortune 1000 and multinational companies, and wholesale accounts, such as cable operators. We employ six people in our sales department.

Our indirect sales team consists of an inhouse sales group which oversees: our registered sales agents; our reseller marketing program; and our Refer-a-Friend program. We have approximately three commissioned sales agents who emphasize both the wholesale and retail trade.

For the 2005 fiscal year, sales from our three largest customers, Dal Almashare General Trading Co., Fast Calling Co., and Global Phone Telecom Services Co., comprised 72.4% of our total revenue.

Supply Chain Partners

Our most significant variable cost on a per subscriber basis is the customer premises equipment, the ATA device. Regardless of whether the cost is paid directly by the customer (which raises the cost to the customer of switching telephone services) or subsidized by InterLink (which raises our customer acquisition costs), it is in our best interest to seek the lowest possible cost for these ATA devices. Fortunately, these devices are becoming commodities as their core technology (in a semiconductor + software package) is widely licensed by TI and Netergy to Asian chipset suppliers. Initially, we contracted with SignalC for an ATA device that was functionally similar to those offered by Motorola and Cisco but which cost 30% less. We are now in negotiations with another Asian company for a more advanced version with a smaller form factor. Long-term, as our subscriber base increases, we may contract directly with a manufacturer to take advantage of volume discounts without paying a markup for branding or distribution. During the 2005 fiscal year, expenses to our three largest suppliers, Dal Almashare General Trading Co., Fast Calling Co., and Global Phone Telecom Services Co., comprised 74.3% of our total cost of goods.

Competition

We compete on the basis of our experience, network quality, customer service, range of services offered and price. Our competitors fall into three broad categories:

•	public telecommunication operators (“PTO(s)”) in each country where we operate;

•	other companies that operate competing satellite and terrestrial data transmission businesses, including newer entrants from more developed telecommunications markets outside of Latin America;

•	large international telecommunications carriers;

In the first category are the PTOs, which in the recent past began to extend their focus beyond local and long-distance telephony services, dedicating resources towards the private telecommunications network systems segment of the telecommunications market targeting the type of customer that represents our most important target market. PTOs generally have significant competitive advantages, including (i) close ties with national regulatory authorities, (ii) control over connections to local telephone lines (iii) the ability to subsidize competitive services with revenues generated from other services they provide on a monopoly or duopoly basis, and (iv) a reluctance of regulators to adopt policies and grant regulatory approvals that will result in increased competition. We believe that by maintaining our position as a reliable, high quality provider of telecommunications services, while strengthening the quality of our network and the breadth of service offerings through our Microwave Radio Network in Venezuela, we will be able to maintain our current customers and successfully attract new customers.

In the second category, our competitors include data transmission providers. We believe that we are able to compete successfully in data transmission services because we offer a broad array of services, provide high quality, custom-designed services that are tailored to meet the specific needs of each customer and have a greater geographical footprint for our Broadband Network than our current competitors among these providers.

In the third category, major telecommunications carriers, including PTOs, have entered, or indicated their intention to enter, the Latin American telecommunications market as deregulation in Latin America and elsewhere opens new market opportunities. Increasing competition may significantly affect our pricing policies. In particular, PTOs, including Telefonica S.A.have expanded their regional presence through acquisitions of smaller competitors in specific countries. We cannot assure you that any future competition arising from major telecommunications carriers will not adversely affect our financial condition or results of operations.

Our principal competitors include:

•
Telefonica S.A., which, through its affiliates, provides fixed line and cellular telecommunications services, data transmission services and audiovisual content and media services in Spain, Latin America and other regions.

•
Telecom Italia SpA, a global telecommunications provider, which operates through affiliates in Latin America principally in the field of mobile telephony, fixed-network, Internet, data transmission, telex and telegraphy services in Latin America with publicly-announced goals of developing a continent-wide GSM network in South America.

•	IBM, EDS and other local system integrators.

•
Virtual operators address the market on a national or global basis. They can leverage their reach to achieve economies of scale better than any other competitor. Virtual operators also offer unique value for mobile customers. Leading virtual operators include Vonage, Net2Phone, and Packet8.

We believe that our ability to offer new and emerging voice and data transmission technologies, which have not been widely available in Latin America, such as wireless-based systems dedicated to data and voice distribution services, provides us with a competitive advantage. We cannot assure you that this advantage will be maintained in the future.

Rates are not regulated in our countries of operation, and the prices for our services are strongly influenced by market forces. Increasing competition will result in increased pricing pressure. We now face and expect to continue to face declining prices and may experience margin pressure as the PTOs in the countries where we have operations modernize their facilities, adapt to a competitive marketplace and begin to emphasize data telecommunications. In addition, we expect competition from other companies entering the Latin American telecommunications market. We expect these price declines will accelerate.

The principal barriers to entry for prospective providers of private telecommunications network services such as ours are understanding of customer needs, technological commercial experience, experience with the complex regulatory environments in Latin America and the Caribbean, infrastructure to provide quality services to meet those needs, and working capital.

INTELLECTUAL PROPERTY

We have filed for federal trademarks in order to protect our brand names in the United States. We have applied for federal trademark registration for the clauses “Net Talk” (Trademark Serial No.:78772555, filed on December 15, 2005) and “Connecting The World” (Trademark Serial No.: 78783778, filed on January 3, 2006). We have no assurance that these trademarks will be granted.

In addition, we have registered the following Internet domain names:

Nettalkasia.com
Nettalkbiz.com
nettalkbusiness.com
Nettalkcanada.com
nettalkeurope.com
nettalkfree.com
nettalkglobal.com
nettalkhome.com
nettalkiptv.com
nettalkla.com
nettalkmexico.com
nettalktelecom.com
nettalkuk.com
nettalkusa.com
nettalkwifi.com
nettalkwimax.com

Our software for the NetTalk VOIP/Video phone utilizes code and algorithms developed by us or for us on a work for hire basis. We consider this software as copyrightable material, trade secrets and other proprietary material. We currently are having attorneys and patent searches carried out to ascertain the exact extent to which we can seek patent protection for this software.

Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, as a result of any such litigation, we could lose any proprietary rights we have. If any of the foregoing occurs, we may be unable to execute on our business plan and you could lose your investment.

GOVERNMENT REGULATION

Domestic Service. We are regulated by the national telecommunications authorities of the countries where we operate, and our operations require us to procure permits and licenses from these authorities. While we believe that we have received all required authorizations from regulatory authorities for us to offer our services in the countries in which we operate, the conditions governing our service offerings may be altered by future legislation or regulation that could affect our business and operations.

Cross-Border Service. We provide integrated data, voice and video transmission between and among several Latin American and Caribbean countries and the United States. International private line services are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities.

In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed correspondent agreements with carriers in several Latin American and Caribbean countries.

911 service. We were required to provide this service to United States customers and as such have implemented E911 in the US and Canada. We do not currently charge for this service, but we may do so at a future date, depending on market trends. We are not aware of any similar regulation in the other countries where we operate. However, regulations could be added and if we were required to provide 911- like services in these countries we cannot predict the cost of providing such services in other countries.

State Regulatory Issues. In the United States, the Federal Communications Commission has yet to supersede state law with regard to broadband telephony providers and is not expected to rule for several more months. Consequently, each state remains free to regulate VoIP communications. Pennsylvania, Florida, and Colorado’s state public utility commissioners have voted to not impose regulations on VoIP services. About 20 other states, including California and New York, are still considering what position to take on jurisdiction and regulation.

Universal Service.We believe that InterLink contributes to the Universal Service Fund (“USF”) as an end-user of telecommunications services. We are awaiting a determination by the FCC as to any alternative funding mandate. We anticipate both USF and access charge reform in the coming years as the FCC determines how to regulate broadband telephony services. We will conform to any requirements imposed upon broadband telephony providers.

Communications Assistance for Law Enforcement Act Compliance. The Communications Assistance for Law Enforcement Act (“CALEA”), enacted in 1994, required telecommunications companies to rewire their networks so police could have access for wiretaps and other surveillance measures. However, CALEA specifically exempted "persons or entities insofar as they are engaged in providing information services." The Justice Department recently filed a FCC petition that Internet broadband and online telephone providers should be treated the same as traditional telephone companies. As a result of this petition, the FCC on adopted, on May 3, 2006 a Second Report and Order and Memorandum Opinion and Order (Order) that addresses several issues regarding implementation of the Communications Assistance for Law Enforcement Act (CALEA), enacted in 1994.  The primary goal of the Order is to ensure that law enforcement agencies (LEAs) have all of the resources that CALEA authorizes to combat crime and support security, particularly with regard to facilities-based broadband Internet access providers and interconnected voice over Internet protocol (VOIP) providers.  The Order attempts to balance the needs of law enforcement with the competing aims of encouraging the development of new communications services and technologies and protecting customer privacy. The First Report and Order in this proceeding concluded that facilities-based broadband Internet access and interconnected VOIP providers were covered by CALEA. This second Order addresses remaining issues raised in this proceeding and provides certainty that will help achieve CALEA compliance, particularly for packet-mode technologies. This order states as follows:

•
First, the Order affirms that the CALEA compliance deadline for facilities-based broadband Internet access and interconnected VoIP services will be May 14, 2007, as established by the First Report and Order in this proceeding.  The Order concludes that this deadline gives providers of these services sufficient time to develop compliance solutions, and notes that standards developments for these services are already well underway.

•
Second, the Order clarifies that this May 14, 2007 compliance date will apply to all facilities-based broadband Internet access and interconnected VoIP providers.  Applying the same compliance date to all providers will eliminate any possible confusion about the applicability of the deadline, avoid any skewing effect on competition, and prevent migration of criminal activity onto networks with delayed compliance dates.

•
Third, the Order explains that, absent the filing of a petition that assistance capability standards are deficient, it would be premature for the Commission to intervene in the ongoing process by which telecommunications standards-setting bodies, acting in concert with LEAs and other interested persons, are developing assistance capability standards.

•
Fourth, the Order permits telecommunications carriers the option of using Trusted Third Parties (TTPs) to assist in meeting their CALEA obligations and providing LEAs the electronic surveillance information those agencies require in an acceptable format.  The record indicates that TTPs are available to provide a variety of services for CALEA compliance to carriers, including processing requests for intercepts, conducting electronic surveillance, and delivering relevant information to LEAs.  The Order makes clear that, if a carrier chooses to use a TTP, the carrier remains responsible for ensuring the timely delivery of call-identifying information and call content information to a LEA and for protecting subscriber privacy, as required by CALEA.

•
Fifth, the Order restricts the availability of compliance extensions under CALEA section 107(c) to equipment, facilities and services deployed prior to October 25, 1998 and clarifies the role and scope of CALEA section 109(b), under which carriers may be reimbursed for their CALEA compliance costs.  More specifically, the Order find that sections 107(c) and 109(b) of CALEA provide only limited relief from compliance requirements.

•
Sixth, the Order finds that the Commission may, in addition to law enforcement remedies available through the courts, take separate enforcement action under section 229(a) of the Communications Act against carriers that fail to comply with CALEA.

•
Seventh, the Order concludes that carriers are responsible for CALEA development and implementation costs for post-January 1, 1995 equipment and facilities, and declines to adopt a national surcharge to recover CALEA costs.  The Order finds that it would not serve the public interest to implement a national surcharge because such a mechanism would increase the administrative burden placed upon the carriers and provide little incentive for them to minimize their costs.

•
Finally, the Order requires all carriers providing facilities-based broadband Internet access and interconnected VoIP service to submit interim reports to the Commission to ensure that they will be CALEA-compliant by May 14, 2007, and also requires all facilities-based broadband Internet access and interconnected VoIP providers to whom CALEA obligations were applied in the First Report and Order to come into compliance with the system security requirements in the Commission’s rules within 90 days of the effective date of this Order.

InterLink Global Corp. has long expected the final ruling to be along the lines that this final order presented. With this in mind, we opted not to use a Trusted Third Party(TTP), as it ultimately does not relieve InterLink Global Corp. of the responsibility in providing the information and or intercepts, specified, in a timely manner. Therefore, we have chosen to implement a store and forward solution that will first, redirect the desired conversation first to a reserved, secure, server in order to store a copy of the conversation data. This data, will then automatically be forwarded to the proper authority authorized to have the data. This solution will be implemented and tested well before the May 14, 2007 deadline.

RESEARCH AND DEVELOPMENT

We have expended approximately $39,000 on research and development in calendar year 2005. All expenditures incurred in the development of our products were for employee costs allocable to research and development. No amounts were expended in calendar year 2004.

EMPLOYEES

We have 29 employees all of whom work on a full time basis. As of July 31, 2006, our Venezuelan subsidiary, NGTV, has 44 full-time employees and 61 part-time employees. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relationships with our employees to be good.

FACTORS WHICH COULD AFFECT OUR OPERATING RESULTS

Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-KSB, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Business

Economic and political conditions in Latin America pose numerous risks to our operations

We expect that a large part of our revenues will be derived from operations in Latin America, where we have significant operations. Some of those countries have experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on the local currencies in the countries in which we operate may have an adverse effect on many of our customers, which, in turn, could adversely affect us. Volatility in regional currencies and capital markets may also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

Political and economic conditions in Venezuela may have an adverse impact on our operations

After over four years of civil unrest in Venezuela, and removal and reinstatement of that country’s head of state, President Hugo Chavez, a referendum calling for recall of Mr. Chavez from office was voted on in August 2004. Over 59% of those voting in the referendum voted to retain President Chavez for the remainder of his term ending in December 2006.

Further, Petróleos de Venezuela S.A., Venezuela’s oil refinery, has announced that it will limit sales of petroleum to amounts sufficient to cover its operational costs, which could lead to reduced reserves of the Central Bank, and loss of the benefit of the income generated by the oil sectors. This can have adverse consequences that must be considered as we continue our operations in Venezuela.

In addition, the Venezuelan government imposed foreign exchange and price controls, which commenced in February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The Venezuelan Government, through an agency called CADIVI, controls the flow of currency out of Venezuela. Requests for payments abroad for imports, services, financial debt or capital repatriations must be submitted to CADIVI, which approves the applications on a case-by-case basis, depending on the circumstances, causing long delays in the payments. In particular, CADIVI has been reluctant and cautious to authorize payments for services such as satellite capacity and software licensing, which, if this continues, could limit our ability to obtain the supplies required by our operation because of inability to make payment in a timely manner. Moreover, after a number of devaluations, the bolivar is set at a fixed exchange rate against the U.S. dollars of Bs. 2,150 = $1.00, which was in effect at December 31, 2004 and December 31, 2005.

Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, operations, financial condition and results of operations

Our earnings will deteriorate if we cannot collect on our customer accounts

As our business increases with small and medium customers and in relation to any economic contractions in our principal countries of operation, we may experience an increase in uncollectible accounts receivable. Difficulties in collecting amounts due from our customers could have a material adverse effect on our business, results of operations and financial condition.

We face numerous risks that could adversely affect our Microwave Network

Our operation of the microwave network, which may include the expansion into new services for our business customers, could involve any one or more of the following:

•	regulatory risks, including obtaining the appropriate licenses;

•	capital expenditures; and

•	competition from large, well-financed international telecommunications carriers.

Our ability to obtain new capital that we might require in the future to remain technologically competitive may be negatively affected by many factors beyond our control

Our future capital requirements will depend upon many factors, including:

•	the cost, timing and extent of upgrading or maintaining our networks and services;

•	our enhancement and development of services, directly or through our subsidiaries;

•	our ability to react to developments in the industry, including regulatory changes;

•	the need to enter into market segments with higher volumes but lower margins;

•	the status of competing services; and

•	our results of operations.

Further development of the microwave network will require additional resources that we may not have

We may need to adapt the microwave network to respond to:

•	requests by our customers for greater coverage or more capacity of our microwave network beyond its existing footprint;

•	changes in our customers’ service requirements; and

•	technological advances by our competitors.

We may require additional financial, operational and managerial resources to expand or adapt the microwave network to accommodate new services and technologies. If we are unable to expand or adapt the microwave network to respond to these developments on a timely basis, and at a commercially reasonable cost, our business may be materially adversely affected.

 Our failure to acquire, integrate and operate new technologies could harm our competitive position

The telecommunications industry is characterized by rapid and significant technological advancements and the introduction of new products and services. We do not possess significant intellectual property rights with respect to the technologies we use and are dependent on third parties for the development of and access to new technology. In addition, we generally own the customer premises equipment used to provide our services and we own the Radio networks, including switching equipment, that constitute the Broadband Network. Therefore, technological changes that render our equipment and the microwave network out of date, less efficient or more expensive to operate than newer equipment could require us to incur substantial increases in capital expenditures to upgrade or replace such equipment.

We cannot predict the effect of technological changes, such as changes relating to emerging wireline and wireless transmission technologies and the use of the Internet for traditional voice, data or other broadband services, on our business. In addition, it is impossible for us to predict with any certainty which emergent technology relevant to our business will prove to be the most economic, efficient or capable of attracting new customers. A reduction in the demand for data transmission services or a failure by us to obtain and adapt to new technology in our markets could have a material adverse effect on our ability to compete successfully.

We face significant competition in Latin America

The telecommunications industry in Latin America is highly competitive and is generally characterized by low barriers to entry. We expect that competition in the industry will maintain its intensity. We compete on the basis of our experience, quality, customer service, range of services offered and price.

We have experienced pricing pressure for some of our services, and we expect to continue to face pricing pressure. We may experience declining operating profit margins as the PTOs in the countries in which we operate become more competitive and place greater emphasis on data telecommunications.

International telecommunications carriers have greater resources than we do

We also compete with operators of satellite data transmission networks and terrestrial telecommunications links and face actual or potential competition from large international telecommunications carriers and from other industry participants. International telecommunications carriers, whose principal focus has traditionally been long distance telephony services, may increasingly focus on the private telecommunications network systems segment of the telecommunications market as deregulation continues. Many of these potential competitors have substantially greater financial and other resources than we do. In addition, consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry could give rise to significant new competitors.

We face regulatory risks and uncertainty with respect to local laws and regulations

Our business is dependent upon the procurement and maintenance of licenses to provide various telecommunications network services in the countries in which we operate. We believe that we have all licenses required for the conduct of our current operations. We expect that those licenses that are subject to expiration will be renewed in due course upon our application to the appropriate authorities. Due to the political and economic risks associated with the countries in which we operate, we cannot assure you that we will be able to maintain our licenses or that they will be renewed upon their expiration. The loss, or substantial limitation upon the terms, of our licenses could have a material adverse effect on our results of operations. We cannot assure you that we will succeed in obtaining all requisite regulatory approvals to operate in those countries in which we may desire to do business.

Local laws and regulations differ significantly among the jurisdictions in which we operate and in which we may operate in the future. The interpretation and enforcement of these laws and regulations vary and are often based on the informal views of the local ministries which, in some cases, might be subject to influence by the PTOs. The conditions governing our service offerings may be altered by future legislation or regulation. In some of our principal existing and target markets, laws and regulations prohibit or limit our provision of certain telecommunications services.

In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed correspondent agreements with carriers in several Latin American and Caribbean countries. We have no long-term arrangement with respect to these correspondent agreements and they may be subject to cancellation.

We may need to improve the footprint of our metropolitan area networks

We operate metropolitan area networks in Venezuela and Ecuador. In those countries, the coverage footprints of our metropolitan area networks are generally smaller than those of the dominant PTO or incumbent carriers. Accordingly, in order to maintain or improve our competitive position in those markets, we may be required to incur capital expenditures to expand the footprints of our metropolitan area networks in future periods. We cannot assure you that we will have the capital resources necessary to make an investment in any such expansion of our metropolitan area networks.

Customers may not accept our product as an alternative to their existing telephony services.

We cannot be sure that our services will deliver sufficient reliability, quality, and an attractive service package at a price point to the extent necessary to serve a large customer base.

Our success depends on our ability to handle a large number of simultaneous calls, which our systems may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume.

Because we are unable to accurately predict the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available.

Any damage to or failure of our systems or operations could result in reductions in, or terminations of, our services.

Our success depends on our ability to provide efficient and uninterrupted, high quality services. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, physical or electronic break-ins, sabotage, computer viruses, software and hardware defects, acts of terrorism, and similar events that may or may not be beyond our control.

Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.

Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

We have a deficiency in assets of $521,939 as of December 31, 2005 and have received an opinion from our independent registered public accounting firm regarding our ability to continue as a going concern, and we may never achieve profitability.

Through December 31, 2005, the Company was a development stage enterprise; we commenced operations during the latter part of the third quarter of the year. We incurred a significant net loss of approximately $1.6 million in 2005. This loss has resulted principally from expenses incurred for general and administrative expenses and payroll. To date, we have not yet generated significant recurring gross profit. Our limited 2005 gross profit has not been, and will not continue to be, sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are introduced to the market, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report issued in connection with the financial statements for each of the years ended December 31, 2005 and 2004, relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We require additional financing to sustain our operations and without it we may not be able to continue operations.

At December 31, 2005, we had cash on hand of $1,444,709 and negative cash flow from operations of $1,037,399. We will need additional funds to continue our operations, and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and equity and debt financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We depend on key personnel in a competitive market for skilled employees, and failure to retain and attract qualified personnel could substantially harm our business.

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Anastasios Kyriakides, our co-founder and chief executive officer, to formulate and implement our business plan. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in our industry and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of our business goals and could have a material adverse effect on us.

Our international sales are subject to the risks of doing business abroad

Substantially all of our operations are located abroad. Foreign operations are subject to a number of risks, including:

-	political and social unrest;
-	changing economic conditions;
-	currency exchange rate fluctuations;
-	international political tension and terrorism;

-	electrical shortages;
-	transportation delays;
-	loss or damage to products in transit;
-	expropriation;
-	nationalization;
-	the imposition of tariffs and trade duties both international and domestically;
-	import and export controls and other non-tariff barriers;
-	exposure to different legal standards (particularly with respect to intellectual property);

-	compliance with foreign laws; and
-	changes in domestic and foreign governmental policies.

Foreign currency fluctuations could adversely affect our profitability.

We generally sell our products in U.S. dollars. However, there are some portions of our business, in particular, our Venezuelan operations, that do get charged in local currency. In these cases, we try (but are not always successful) to include currency adjustment clauses. To the extent that we can not compensate by law or market pressures, then these changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

Since our shares are thinly traded and trading on the OTC bulletin board may be sporadic because it is not an exchange, you may have difficulty reselling your shares of our common stock.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated as the result of many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the NASDAQ Stock Market, you may have difficulty reselling any of our common shares.

We do not anticipate paying any cash dividends in the foreseeable future, which may reduce your return on an investment in our common stock.

We plan to use any of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

Substantial future sales of our common stock in the public market may depress our stock price.

As of July 31, 2006, we have 24,813,885 shares of common stock outstanding. We are obligated to file a registration statement covering shares issued in a private placement as well as other shares and upon effectiveness of that pending registration statement approximately 13,000,000 shares will be freely tradable without restriction or further registration under the federal securities laws, subject in some cases to volume and other limitations.

If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We are controlled by our principal stockholders, executive officers and directors, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

Our founder, Anastasios Kyriakides, beneficially own approximately 25.9% of our common stock as of September 30, 2006. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

We are subject to the penny stock rules. These rules may adversely affect trading in our common stock.

Our common stock is a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Item 2. Description of Property

The Company leases its office facilities and a switch room and antenna pad space for its telecommunications equipment. The office is located at 1100 NW 163rd Drive, Miami, Florida 33169. The Company’s other office in Miami is at 6205 Blue Lagoon Drive, Suite 110. The leases are effective through May 31, 2008, and December 31, 2007, respectively. Both facilities located in Miami are in satisfactory condition for the purposes required. Minimum annual rental payments, including sales tax and monthly electricity expense, aggregate $196,053. As of September 30, 2006, the net book value of property, plant and equipment in Venezuela (transmission equipment, land and furniture and fixtures) approximated $7.21 million.

NGTV, the Company’s wholly-owned subsidiary, leases a 4,120 square feet headquarters at Caracas, Venezuela. The lease is for two years and expires in September 2007 for approximately $7,000 per month plus utilities. Each year the lease is adjusted according to inflation.

Item 3. Legal Proceedings

On August 18, 2006, we filed a lawsuit against Assai, Inc. (“Assai”) and Mr. Siba Padhi, the owner, agent and principal of Assai, in connection with an agreement to acquire 100% of Assai’s voting common stock in August 2005. After we delivered the purchase price of $62,000 and 1.0 million shares of Company common stock (worth approximately $1.0 million) to Padhi, we discovered that Padhi had many several material misrepresentations and omissions of facts regarding the value of Assai. As a result, we have sued for rescission of the purchase agreement and the transactions contemplated therein. Our causes of action arise from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Mr. Padhi. The amount in controversy is approximately $115,000, exclusive of interest and costs.

On May 3, 2006, Strategic Computer Solutions (“SCS”) filed an action in the state court of New York  in Onondaga County(Case No. NY 0672208) against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company. The Company believes the products were never received by an authorized employee of the Company. The amount in controversy is $116,695. The Company is vigorously contesting this claim and believes that SCS’ claim is without merit.

In addition, we are subject from time-to-time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2005, we were not a party to any material litigation, claim or suit whose outcome we believe have a material effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Pink Sheets (“Pink Sheets”) under the symbol “ILKG.OB.” The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years, adjusted to reflect the reverse split on a three to one basis such that each old share represent 1/3 of a new share effected in February, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to our reverse merger, our common shares were quoted on the Pink Sheets under the symbol “TDIH.”

	High	Low
Fiscal Year 2005*
Third Quarter**	$1.45	$0.70
Fourth Quarter	$1.25	$0.70
Fiscal Year 2006
First Quarter	$3.04	$1.25
Second Quarter	$2.85	$1.25
Third Quarter (through September 30, 2006)	$1.95	$0.85

* Trading in TDIH, our predecessor, was limited prior to September 30, 2005 and therefore has not been included.

** From September 30, 2005, the first trading date after completion of the merger.

On September 30, 2006, the closing price for our common stock on the OTCBB was $1.70 and there were approximately 183 holders of record of our common stock.

The transfer agent and registrar for our common stock is Fidelity Transfer Company.

Dividends

 We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales of Unregistered Securities

In February 2005, pursuant to the reverse merger between us when we were known as “Infinity Worldwide, Inc.”, and InterLink Global Corporation, a Florida corporation (“InterLink Florida”), we issued 13,149,680 restricted shares of common stock to the shareholders of InterLink Florida. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

During March and April 2005, we issued 305,037 shares of restricted common stock for cash, in a private placement, for total net proceeds (after related costs and expenses) of $532,250 and an agreement to pay an additional $600,000 for shares previously issued. In April 2005, we also issued 22,000 shares of restricted common stock for engineering related services. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

In May 2005, we issued 250,000 restricted shares of common stock pursuant to a consulting agreement for investor relations and other services to be rendered. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

In May 2005, we sold 50,000 restricted shares of common stock to an investor at $1.00 per share. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

In June 2005, we issued 25,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services. We also issued 75,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services. We also issued 10,000 shares of restricted common stock each to two separate consultants for engineering related services. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

On June 28, 2005 and July 7, 2005, we issued an aggregate of 1.2 million shares of our restricted stock to our Chief Executive Officer, Mr. Kyriakides, for his services as an officer. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

On July 7, 2005, we issued 3,669,000 shares of our restricted stock to PSN Investments, Inc., a corporation controlled by our Chief Executive Officer, Mr. Kyriakides, in consideration of a guaranty of our obligations under our lease. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

In September 2005, we sold 267,000 shares of restricted common stock and 270,000 warrants at an exercise price of $1.50 per share for $200,250 to one investor. We also sold 90,000 shares of restricted common stock and warrants to purchase 90,000 shares to two investors at $0.75 per share for $67,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

In September 2005, we sold 300,000 shares of restricted common stock for a contractual obligation for $300,000 to one investor. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

On October 28, 2005, we issued 250,000 shares of restricted common stock in connection with an acquisition of a company. We are in litigation with the recipients of these shares in connection with a rescission of the transaction. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

As of December 31, 2005, the Company owed a total of $365,100 to one of its investor consultants. In 2006, we issued 430,000 restricted shares of common stock to such consultant as a partial settlement of this debt. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

As of February 28, 2006, we sold an aggregate of 30,000 shares of restricted common stock and 30,000 warrants at an exercise price of $1.50 per share for $30,000 to two investors. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

On March 15, 2006, we issued an option to purchase 2,000,000 shares of our common stock at $0.01 per share, in connection with our acquisition of NGTV. The option expires on December 31, 2009. On August 4, 2006, we issued 4,000,000 shares of restricted stock to the seller of NGTV as alternate consideration for certain obligations under the acquisition agreement. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

•	our ability to finance our activities and maintain our financial liquidity;
•	our ability to enter into new agreements and to maintain and renew existing licensing agreements;
•	changes and advances in technology;
•	disruption in product shipment;
•	changes in government regulations that affect the telecommunications and Internet industries;
•	stability of foreign regimes, specifically Venezuela;
•	changes in our relationships with vendors and other resources; and
•	intensely competitive industry conditions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform or reconcile such statements to actual results.

OVERVIEW

On January 12, 2005, Infinity Worldwide, Inc. effectuated a merger (“IGC Merger”) with Interlink Global Corp. ("IGC"), a Florida corporation, whereby the Company acquired 100% of the common stock of IGC. The share exchange, reorganization and merger allowed IGC to become a wholly-owned subsidiary of Infinity Worldwide, Inc., a publicly held shell company, without having to pursue the traditional registration process. From and after the closing of the reorganization and merger, our principal asset became, and continued to be, IGC. Simultaneously, we changed the state of incorporation to Nevada and the name of the holding company, Infinity Worldwide, Inc., was changed to Interlink Global Corporation.

In connection with the IGC merger, we implemented a reverse-stock-split on a 3 to 1 basis such that three shares would be combined into one share of common stock. In connection with the merger, Infinity Worldwide, Inc. amended its Articles of Incorporation implementing the foregoing reverse-stock-split with an effective date of February 25, 2005. For consistency and clarity, all share references hereinafter assume the reverse-stock-split has taken place.

The reverse merger allowed IGC to become a wholly-owned subsidiary of Interlink Global Corporation, a publicly held shell company, without having to pursue the traditional registration process. From and after the closing of the reorganization and merger, our principal asset became, and continues to be, Interlink Global Corporation ( hereinafter referred to as the “Company”).

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 financial statements, we have suffered recurring losses from operations, and have a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Management is actively seeking additional financing by issuing equity or a combination of equity and debt financing from new shareholders and/or lenders in 2006. If the planned financings are obtained, the Company believes it will generate adequate cash to sustain operations at current levels until it begins to operate profitably. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to maintain profitable operations.

QUASI-REORGANIZATION

The Board of Directors has authorized a quasi-reorganization effective December 31, 2005. A quasi-reorganization is an accounting procedure that allows a company to restructure its capital accounts to remove an accumulated deficit without undergoing a legal reorganization. In this regard, the accompanying balance sheet has been restated to reflect the elimination of the deficit of $2,082,174 as of December 31, 2005 against the paid- in capital account.

Due to accounting and financial reporting regulations, we are unable to revalue certain assets, which consist of a previously used earth satellite station, Class 5A switch for local and long distance switching, routers, VoIP equipment and other fiber optic and peripheral equipment purchased in December 2005, from an unrelated third party for $225,000. Of this amount, $70,000 had been repaid by December 31, 2005; the balance of $155,000 plus interest of $3,000 was repaid by June 30, 2006. Based on an independent appraisal, the estimated retail value of this equipment is approximately $4,166,000. The value of the previously used equipment, could in all likelihood, be less. The equipment was placed in service during the first quarter of 2006.

MATTERS EFFECTING SHORT-TERM OR LONG-TERM LIQUIDITY

We commenced operations in the latter part of the third quarter of 2005. Our principal business is to provide advanced telecommunications applications utilizing hardware and software that enables its users to use the worldwide Internet as the transmission medium for telephone calls locally and throughout the world.

Effective March 15, 2006, the Company signed a Share Purchase Agreement (the “Agreement”) with NERA ASA, a Norwegian company (“Nera”), to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., an exempted company incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., (“NGTV”), a Venezuelan corporation engaged in the provision of telecommunication services in that country. Subject to the terms of the Agreement, we purchased CNH, free from any lien, charges and encumbrances, for a purchase price of $1.75 million. Additional consideration included:

(1)
As a result of the acquisition of CNH and its wholly-owned subsidiary, NGTV, we agreed to inject into NGTV, within 150 days of the closing date, $2 million in order to fund the investment and working capital needs of NGTV. Of this amount, $979,179 will be exclusively used to fund unpaid salaries and severance obligations of NGTV. On August 3, 2006, our Board of Directors authorized the issuance of four million shares of restricted stock (fifty cents per share) to comply with this provision of the Agreement.

(2)
As part of further negotiations of a debt reduction program and for further additional negotiations for the purchase of CNH, we utilized the services of Lane Bridge Overseas, Ltd., an affiliate of Nera. In consideration of such services, we have granted Lane an exclusive and irrevocable purchase option through December 31, 2009, for two million shares of our common stock, quoted on the OTC market in the United States, at a sale price of .001 per share. These shares will be valued at the abovementioned per share price of fifty cents.

MATTERS EFFECTING NET REVENUES OR NET LOSS

The most significant events on our future net revenues and operating results will be: (i) a full year of operations for Interlink, rather than approximately three months of operations in 2005; and (ii) the consolidation of CNH and its wholly-owned subsidiary, NGTV, effective March 15, 2006.

CHANGES IN FINANCIAL STATEMENT BALANCES

Through June 30, 2005, we were a development stage enterprise; we commenced operations during the latter part of the third quarter of the year. Therefore, any comparison to prior year activities is not applicable since we had been dormant since mid-1994. Operating results for the year ended December 31, 2005 resulted in a significant loss due to start-up costs, principally various professional services.

Financial Condition

During our fiscal year ended December 31, 2005, funds have been raised from two primary sources: (i) from the issuance of restricted common stock ($532,250) and (ii) from a note offering ($1,767,000). The note offering is in accordance with a Note and Warrant Purchase Agreement, dated November 29, 2005; the note bears interest at ten percent and matures May 29, 2007. Other financing transactions were as follows: (i) receipt of $365,100 from one of our investor consultants, of which $250,000 is expected to be repaid in 2006 and the balance satisfied by the issuance in the year 2005 of 430,000 shares of restricted common stock; (ii) note payable of $155,000 (balance as of year-end for an the asset purchase of $225,000 as described under “Quasi-Reorganization” above); and (iii) advances of $25,000 from the Company’s Chief Executive Officer.

Results of Operations

Revenue and costs for the fiscal year ended December 31, 2005 aggregated $13,388,489 and $13,199,235, respectively. The gross margin of $189,254 represented 1.4 percent of revenues.

Issuance of common stock for services (valued at $1 per share) aggregated $317,000 to various parties and entities for technical and consulting services, including investor relations, corporate restructuring, private placements and financing projects.

During the year, we issued 325,000 shares of restricted common stock (valued at $1 per share) pursuant to consulting agreements for various investor relations and research reporting services. We recorded the $325,000 as deferred consulting fees (included in the accompanying balance sheet as a reduction of stockholders’ equity). The deferred balance is being amortized over the terms of the agreements; as of December 31, 2005, $146,000 has been amortized to expense and $179, 000 is deferred. The balance of $179,000 is expected to be amortized to operations in the years 2006 ($161,000) and $2007 ($18,000).

Other non-recurring expenses aggregate $368,100 (write-off of investment of $343,000 and organization costs of $25,100). The write-offs relate to three terminated acquisitions for which we have made a formal demands for repayment. Since the timing and amount of any collectibility is uncertain, the amount has been written off in the accompanying statement of operations

Other expenses (“remaining expenses”) aggregate $985,488. The principal amounts are: (i) other legal and professional fees of $226,884 (23.0%of remaining expenses); (ii) salaries, wages and payroll taxes of $420,920 (42.7%); (iii) travel and entertainment of $97,164 (9.9% percent); and (iv) rent of $52,705 (5.3%). Most of these expenses were incurred after we commenced operations during the latter part of the third quarter, especially other legal and professional fees and travel and entertainment expenses. We don’t expect these expenses to represent such a large percentage of total expenses in the year 2006. However, we expect that salaries, wages and payroll taxes will continue to be significant in the year 2006 as well as succeeding years. Rent expense will also represent a significant expense; minimum rental payments for our office facilities and a switch room and antenna pad space will approximate $196,053 for the year 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2005, our net cash position increased by approximately $1.44 million.

Cash flow from financing activities aggregated approximately $2.84 million. Operating activities resulted in the expenditure of $1,037,399. We expended $362,242 for various investing activities (principally the purchase of assets). Amounts for the prior year were zero as we had not yet commenced operations.

On November 29, 2005, the Company issued a Series A Senior Convertible Note for $2 million, resulting in net proceeds of $1,767,000; the notes bear interest at ten percent and mature on May 29, 2007. Closing costs of $233,000 are being amortized over eighteen months, commencing in December 2005. One- fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly; the principal and accrued interest may be paid in registered shares of the Company’s common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date. In connection with this agreement, the Company issued warrants to purchase an aggregate of 6,181,822 shares of common stock (at an exercise price of $.75 per share): (i) 5,454,546 to the note holders and (ii) 727,276 to the placement agents.

On February 28, 2006, the Company issued two Series B Senior Convertible Notes for $1,297,550, resulting in net proceeds of $1,142,635; the notes bear interest at ten percent and mature on August 28, 2007. Closing costs of $154,915 will be amortized over the term of the loan, commencing in March 2006. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly; the principal and accrued interest may be paid in registered shares of the Company’s common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date. In connection with this agreement, the Company issued warrants to purchase an aggregate of 5,882,222 shares of common stock: (i) 5,190, 198 to the note holders and (ii) 692,024 to the placement agents.

For both the Series A Senior Convertible Note, dated November 29, 2005, and the two Series B Senior Convertible Notes, dated February 28, 2006, one-fourteenth (1/14th) of the principal and all accrued but unpaid interest was to be repaid monthly, commencing April 2006 and July 2006, respectively. In consideration of the Company reducing the exercise prices of the warrants to $1.05 per share, most of the note holders have agreed to delay payment until January 2007.

On May 31, 2006, the Company issued five 11% Convertible Debentures due December 31, 2009 in the aggregate principal amount of $48,500, resulting in net proceeds of $48,500. The Debentures are convertible at $1.25 per share.

For the year ending December 31, 2006, we project capital expenditures of $500,000 in the United States and $2 million in Venezuela. Based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing through the sale of equity securities, private placements, and/or bridge loans to fund our cash needs and continue our presently planned operations within twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

SEASONAL ASPECTS OF THE BUSINESS

There are no seasonal aspects of the business that have had a material effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/loss, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition and stock-based compensation. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our significant accounting policies.

Revenue Recognition

Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104.

We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable. Accordingly, the Company’s revenue is recorded on a gross basis.

Stock-Based Compensation

As of December 31, 2005, the Company has not issued any share based payments to its employees.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006.

SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company will adopt SFAS 123(R) using the modified prospective application in January 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

The adoption of SFAS No. 123(R)’s fair value method will have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. As of this date, management is not anticipating any such share-based payments within the next fiscal year. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

Derivative Financial Instruments

As of this date, the Company has not entered into any derivative transactions.

Item 7. Financial Statements

Our Financial Statements, including the Notes thereto, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

Financial Statements:

Report of Independent Registered Public Accounting Firm
Audited balance sheet as of December 31, 2005
Audited statements of operations for years ended December 31, 2005 and 2004
Audited statements of cash flows for years ended December 31, 2005 and 2004
Audited statements of deficiency in assets for years ended December 31, 2005 and 2004
Notes to audited financial statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Items 8/A. Controls and Procedures

        The evaluation of our disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

        Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

        However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.

Item 8/B. Other Information

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position Held	Initial Election or Appointment Date
Anastasios Kyriakides	58	Chairman, Chief Executive Officer and Secretary	February 2004
Kenneth A. Hosfeld	55	Executive Vice President and Director	February 2004
Robert Cano	37	Chief Financial Officer	November 2004
Stephan M. Gardner	62	Vice President and Director	November 2004
Severino Rivano	61	Vice President, Marketing and Director	November 2004
Martin A. Salzedo	60	Senior Vice President	November 2004
Teo Cotton	39	Chief Technology Officer and Director	September 2004

There are no family relationships between any two or more of our directors or executive officers. Our executive officers are appointed by our board of directors and serve at the board's discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

None of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BUSINESS EXPERIENCE

ANASTASIOS KYRIAKIDES. Mr. Kyriakides has been our President and CEO since inception. Mr. Kyriakides received a Bachelor of Science degree in business from Florida International University in 1975; in 1977, he received a degree in investment banking from the American Institute of Banking. Mr. Kyriakides has extensive experience in the field of shipping investment banking and venture capital and the process of public and private offerings. From 1979 to the present, Mr. Kyriakides has consulted for numerous companies in the areas of shipping, travel, banking, and electronics. His cruise ship career started with Carnival Cruise line out of the Port of Miami, and continued to a successful start up with Tropicana Cruises; one of the first gaming ships out of the Port of Miami. In 1994, Mr. Kyriakides became the Chairman of Montgomery Ward Travel, a company created to provide full travel services to eight million Montgomery Ward customers and credit card holders; he served in this capacity from 1994 to 1996. Mr. Kyriakides had previously organized the successful start-up of Seawind Cruise Line in 1990; there, he was the Chairman, CEO, and Secretary until 1994. In 1984 Mr. Kyriakides founded Regency Cruise Line, the world’s first publicly traded company in passenger shipping, and served as its Chairman and Secretary until 1987. In 1983, Mr. Kyriakides founded the Mylex Corporation www.mylex.com to develop and produce the world’s first hand-held optical scanner and VGA card for personal computers. As the President and Chairman, Mr. Kyriakides guided Mylex from its beginning as a private company to its becoming a public company traded on the NASDAQ under the stock symbol MYLX until it was acquired as a wholly owned subsidiary of IBM (NYSE: IBM). Mr. Kyriakides, in 1983, was the founder and Chairman of Tower Bank NA, a full service commercial bank, with three offices, headquartered in Dade County, Florida.

Mr. Kyriakides, in 1980, worked at Delcor Industries of Hollywood, Florida, an electronic manufacturing facility, assembling OEM products for various electronic companies including IBM mainframe and gable division employing over 150 skilled employees. Mr.Kyriakides, in 1979, was the founder and Chairman of Lexicon Corporation, the worlds first hand held electronic language translator the LK3000 that translated in to 12 different languages. From its inception to its becoming a publicly traded company on the NASDAQ, under the symbol LEXI, until it was acquired by Nixdorf Computers of Germany. From 2001 to 2004 Mr. Kyriakides was the founder and Chairman of the on-line brokerage firm NowTrade, Corp. and also the founder and chairman of Internet Stock Market Corp. an Investment Relations and Public Relations firm for Public Companies.

KENNETH A.HOSFELD. Mr. Hosfeld has served as our Executive Vice President and a member of our Board of Directors since February 2004. Kenneth’s background includes over twenty-two years of international sales, marketing, and business management in the telecommunications industry. Before co-founding NetExpress, he was the Regional Director of Brazil, the Andinos, and the Caribbean for Tellabs, Inc from 1999 to September 2002. There, he negotiated deals as large as $350 million. He secured Tellabs’ first “turn-key” contract (a complete, fully managed network deployment including all products and services and project financing). He opened Tellabs’ offices in Brazil and regularly exceeded revenue targets by 130%. Prior to that, Kenneth was Vice President of Nera Latin America, a subsidiary of Nera Telecommunications (formerly ABB), with full P&L responsibility for the region. He opened offices throughout Latin America including Brazil, Colombia, Mexico, and Venezuela and additionally penetrated the Mexican and Chilean markets. He also worked at OneRing International from January 2003 to February 2004 as their Vice President, global sales and marketing. Prior to Latin America, Kenneth was responsible for sales in Africa and in China. At Nera, Kenneth regularly grew sales in his region between 80-200%, annually. He speaks over six languages including fluent Spanish and Portuguese. Mr. Hosfeld also serves on the Board of Directors of our wholly-owned subsidiaries, C N H Bermuda and New Global Telecom De Venezuela (NGTV).

ROBERT CANO. Mr. Cano has been our Comptroller and Chief Financial Officer since September 2005. He is a graduate of Miami-Dade Community College (majoring in Accounting and Computer Science) and Florida International University, where he received a BS Degree in Accounting. From June 1998 through February 2000, Mr. Cano was an accountant with Victoria Porcelain Corp. in Miami, Florida; he was responsible for various accounting areas, including accounts receivable, accounts payable, payroll and general ledger entries, as well as credit and collections and the company’s MIS department. From February through September 2000, he was the Human Resources Manager for USA Broadcasting in Miami, Florida; he was responsible for the daily activities of the South Florida Region and reporting activities to the corporate office in Los Angeles, California. From September 2000 through May 2002, Mr. Cano was an accountant with Add@shop.com in Miami, Florida. In working for one of the first e-commerce companies to be registered in South Florida at the beginning of the millennium, he was responsible for accounting, financial statement reporting and developing and implementing internal controls. From June 2002 through May 2003, he was the Comptroller for International Maritime Preservation, Inc. in Miami, Florida. His responsibilities included all aspects of accounting and financial reporting as well as the development and implementation of inventory controls; Mr. Cano was also in charge of integrating the accounting of the company’s operations in Trinidad and Tobago through DSL connectivity. From June 2003 through September 2005, Mr. Cano was the Comptroller for Time Piece International, Inc. in Miami, Florida. In addition to overall accounting, supervisory and financial reporting duties, his responsibilities included the restructuring of various South Florida operations and various IT duties, including the supervision and troubleshooting of the network system for the entire company.

STEPHAN M. GARDNER. Mr. Gardner earned a bachelor's degree from the University of Miami in Coral Gables, Florida, with majors in Business Administration and Journalism. He has extensive experience in the fields of investment banking, sales consulting and television production. From 1970-1979, Mr. Gardner was an independent television producer headquartered in San Juan, Puerto Rico. From 1979, he owned several companies, which provided consulting services in the fields of banking, health care, and sales administration in California as well as Florida. From January 2001 to November 2004, Mr. Gardner served as Sales Manager and Represenative for Solaroll Shade and Shutter, and Roll-A-Way, Storm and Security Shutters, of St.Petersburg, Florida, a division of Valco Enterprises.

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

SEVERINO RIVANO. Mr. Rivano has been our Vice President, Marketing and a member of our Board of Directors since December 2004. Mr. Rivano’s extensive knowledge of the International Telecommunication’s Market is based on over 30 years of experience and field presence, in Europe, Latin America, Africa and the USA. Mr. Rivano actively participated in introducing evolving technologies, applied to developing markets. Mr. Rivano has worked as a Math & Telecommunications University Professor, Program manager of notable international projects. He was a co-founder and Director of a mobile Trunking Radio system operator. Mr. Rivano consulted for Trimble Navigation, Bristol Babcok and Positron. He has been International Sales Manager for Multinationals such as GE and Singer as well as, director of strategic accounts for Harris Corp. and international sales director for Viadux. He has pioneered the introduction of new technologies, developed markets and businesses for GE, CCA, Bristol Babcok, Harris Corp. Mr. Rivano is fluent in four languages. From December 1994 to June 2001 he served as a sales director for Adean Countries, a company based on Bogota, Columbia. In June 2001 he worked as a director of Harris Corporation, Microwave Communications Division as a director for strategic accounts until July 2002 out of their Miami. He worked as a consultant until November 2002. From December 2002 to November 2004 he served as an international sales manager, for Viadux Corp., a maker of xDSL broadband systems and IP applications products. He has also acted as President of New Global Telecom Venezuela (NGTV), a data, voice and Long distance operator in Venezuela since July 2006.

MARTIN A. SALZEDO. Mr. Salzedo has been our Senior Vice President and a member of our Board of Directors since February 2005. Prior to that time he served as the President of Touche Roses, a retail floral business, from 1999 - 2005.

TEO COTTON. Mr. Cotton, with eleven years of experience in the Telecommunications field, is our Chief Technology Officer. He is a graduate of the Inter-American University of Puerto Rico having earned a Bachelor’s Degree in Computer Programming and an Associate Degree in Accounting. Mr. Cotton worked for the Puerto Rico telephone company as a designer of telecommunication systems, and in 1996 he started his own ISP (Internet Service Provider), and Voice over Internet Protocol Company, (VoIP), called Caribbean Communications Services Corp., which was later purchased by an investor group. In the year 2000, Mr. Cotton accepted a position with Nortel Systems in Florida, working in conjunction with Sprint of Fort Lauderdale. There he helped roll out and provision Nortel Telecom’s equipment to all of Miami-Dade and Broward County’s elementary schools. He also worked with Sprint’s Edge System, which incorporated traditional telecom with IP integration. In 2001 Mr. Cotton departed from Sprint to join the Voice over Internet Protocol revolution working for various companies rolling out Cisco equipment employing VoIP technology in Miami, Florida’s widespread business areas. He worked at Terra Telecommunications from December 2001 to December 2002 as an Network Administrator and Colonial Bank from December 2002 to September 2003 managing their telecommunications matters. From September 2003 to August 2004 he worked at Zen Telecommunications as their Vice President of Engineering. He helped design and build VoIP Networks for many companies and traveled widely to the majority of the PTTs in Latin America. As he added clients and contacts all over Latin America, he expanded his knowledge to include TDM and VoIP equipment such as: DMS, Cisco, Mera, Lucent, and Quintun, to name a few. Mr. Cotton has designed and installed various SS7s, C7s, E1s, and T1s, in Latin American and European countries, giving him a broad understanding of the new telecom infrastructure. Mr. Cotton, as Chief Technology Officer with Interlink Global advises the Board of Directors in all aspects of new deployable telecommunications technology.

Our board of directors currently consists of five members. Our bylaws will provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.

Board Meetings and Committees

The Board of Directors held six meetings during 2005. The Board of Directors now has one standing committees - an Audit Committee. Current committee members are listed below. The functions of the Audit Committee are to recommend selection of independent public accountants to the Board of Directors, to review the scope and results of the year-end audit with management and the independent auditors, to review the Company's accounting principles and its system of internal accounting controls and to review the Company’s annual and quarterly reports before filing with the Securities and Exchange Commission. The Audit Committee was formed in 2006 and did not meet during 2005. The current members of the Audit Committee are Martin Salzedo and Kenneth Hosfeld.

No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Mr. Cano, our Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience preparing auditing, analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. Cano is not an elected director of the company. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors; however, we are not, at this time, able to compensate such a person. Therefore, we may find it difficult to attract such a candidate.

DIRECTOR COMPENSATION

We have adopted a Code of Ethics as of October 4, 2006.

Compliance With Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year none of our directors, executive officers and persons who own more than 10% of our common stock made any Section 16(a) filings if they were so required.

Item 10. Executive Compensation

SUMMARY OF COMPENSATION

The following table summarizes all compensation received by our Chief Executive Officer for services rendered to us. This person is referred to as our Named Executive Officer.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION					LONG TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)	OTHER ANNUAL COMPENSATION	SECURITIES UNDERLYING OPTIONS # OF SHARES
Anastasios Kyriakides, Chairman, CEO and Secretary	2005 2004	$ $	57,550 0			0

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2005

The Named Executive Officers did not receive any option grants during the fiscal year ended December 31, 2005.

EMPLOYMENT ARRANGEMENTS

We have entered into an Employment Agreement with our Chief Executive Officer, Anastasios Kyriakides. The agreement is dated as of November 22, 2004. In consideration of his services to us, we have agreed to pay him a base salary of $52,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of December 31, 2005, none of these incentive arrangements and plans had been realized. The agreement is effective through December 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of July 31, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o Interlink Global Corporation, 6205 Blue Lagoon Drive, Suite 110, Miami, Florida 33126.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. With respect to the table below, we have based our calculation of the percentage of beneficial ownership of 29,213,885 shares of common stock outstanding as of July 31, 2006.

In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2006. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

NAME OF DIRECTOR, OFFICER AND BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED		PERCENTAGE OF OUTSTANDING SHARES OF COMMON STOCK
Anastasios Kyriakides	7,569,000	(1)	25.9%
Kenneth Hosfeld	2,329,000		8.0%
Stephan M. Gardner	1,800,000		6.2%
Martin A. Salzedo	100,000		*
Severino Rivano	1,001,000		3.4%
Teo Cotton	550,000		1.9%
Lane Bridge Overseas Ltd.	2,000,000	(2)	8.1%
NERA ASA (3)	4,000,000		6.4%
All Officers & Directors as a Group (6 persons)	13,349,000		45.7%

* Less than one percent beneficially owned.

(1) Includes 600,000 Shares held by Anastasios & Maria Kyriadides as Joint Tenants and 6,969,000 Shares held by PSA Investments, Inc.

(2) Lane’s address is Torre Edicampo, P.H., Av. Fco. De Miranda. , Campo Alegre, Caracas, Venezuela 1060. Lane holds an option to purchase 2.0 million Shares at $0.001 per Share that is exerciseable within 60 days of November 10, 2006.

(3) NERA's address is Kokstadvegen 23, P.O Box 7090, N-5020, Bergen, Norway.

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the company.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Related Transactions. Our Chief Executive Officer, Anastasios Kyriakides, guaranteed our obligations under the Office Lease dated as of June 1, 2005 between us and our landlord, Waterford Centre. In exchange for this guaranty, we issued a corporation controlled by Mr. Kyriakides, PSN Investments, Inc., 3,669,000 shares of our common stock.

In June and July 2005, we issued Mr. Kyriakides an aggregate of 1.2 million of our shares of common stock in consideration of his services as our Chief Executive Officer.

Other than the above listed transactions, there were no transactions or series of transactions since January 1, 2005 between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $60,000 other than compensation arrangements that are otherwise required to be described under "Executive Compensation."

Corporate Governance. Our audit committee is comprised of Martin Salzedo and Kenneth Hosfeld. We are not a "listed company" under SEC rules and are, therefore, not required to have an audit committee comprised of independent directors. No member of our Board is considered "independent" pursuant to Section 10A(m)(3) of the Securities Act of 1934, as amended. The Board has determined that its members are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication. Accordingly, the Board believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations of members of the audit committee.

Additionally, our Board does not have a standing compensation or nominating committee. Because we do not have such committees, our full Board performs the functions of such committees. In considering director nominees, at a minimum, our Board will consider: (i) whether the director nominee provides the appropriate experience and expertise in light of the other members currently serving on the board and any other factors relating to the ability and willingness of a nominee to serve on the board, (ii) the number of other boards and committees on which the nominee serves, and (iii) the director nominee's business or other relationship, if any, with us, including whether the director nominee would he subject to a disqualifying factor in determining the nominee's "independence" as defined by the listing standards of the relevant securities exchanges. Our Board has not adopted procedures for the recommendation of nominees for the board of directors. Our Board will accept nominations from our shareholders.

Item 13. Exhibits

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Audited Financial Statements under Item 7 above.

(2) Exhibits - See Index to Exhibits following the signatures to this report.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed and unbilled to Interlink Global Corporation by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2005	December 31, 2004 (1)
(i) Audit Fees	$46,611	$27,534
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$9,311	$0

All Other Fees: Such amounts consist of billings related to assisting the Company in responding to various SEC comment letters.

Our Audit Committee was recently formed and has not yet adopted its audit committee charter. We intend that the Audit Committee Charter will include pre-approval policies

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2006.

Interlink Global Corporation

By:	/s/ Anastasios Kyriakides
Anastasios Kyriakides President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anastasios Kyriakides and Kenneth Hosfeld, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Anastasios Kyriakides	Chief Executive	November 15, 2006
ANASTASIOS KYRIAKIDES	Officer, Chairman and Secretary
(Principal Executive Officer)

/s/ Robert Cano	Chief Financial Officer	November 15, 2006
ROBERT CANO	(Principal Financial and Accounting Officer)

/s/ Kenneth A. Hosfeld	Director	November 15, 2006
KENNETH A. HOSFELD

/s/ Severino Rivano	Director	November 15, 2006
SEVERINO RIVANO

/s/ Martin Salzedo	Director	November 15, 2006
MARTIN SALZEDO

/s/ Stephan Gardner	Vice President and	November 15, 2006
STEPHAN GARNDER	Director

/s/ Teo Cotton	Chief Technology Officer and	November 15, 2006
TEO COTTON	Director

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7564
A Professional Association	Telephone: (305) 274-1366
Facsimile: (305) 274-1368
E-mail: info@uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interlink Global Corporation
Miami, Florida

We have audited the accompanying balance sheet of Interlink Global Corporation (the Company) as of December 31, 2005, and the related statements of operations, deficiency in assets, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Global Corporation as of December 31, 2005, and the results of their operations, deficiency in assets and cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company was a development stage company, has used, rather than provided, cash from operating activities, has a working capital deficiency, and incurred a loss for the year ended 2005 of approximately $1,617,836. These factors, and others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida September 1, 2006

Interlink Global Corporation
Contents

Page

Balance Sheet as of December 31, 2005	1

Statements of Operations for the years ended December 31, 2005 and 2004	2

Statements of Deficiency in Assets for the years ended December 31, 2005 and 2004	3

Statements of Cash Flow for the years ended December 31, 2005 and 2004	4

Notes to Financial Statements	5- 12

 Interlink Global Corporation
Balance Sheet
as of December 31, 2005

Assets
Current assets:
Cash and cash equivalents		$1,444,709
Accounts receivable		6,742
Employee advance		1,500
		1,452,951

Property and equipment:
Telecommunications equipment	$307,795
Furniture and fixtures	6,387
Other equipment	9,894
Software	900
	324,976
Less accumulated depreciation	(6,715)
		318,261

Deferred tax asset, less valuation allowance of $322,357 and
$79,682, respectively		-

Loan closing cots, less accumulated amortization of $12,944		220,056

Deposits		37,266

Total assets		$2,028,534

Liabilities
Current liabilities:
Accounts payable		$98,865
Accrued expenses		21,608
Notes payable		405,000
Senior convertible note, current portion		1,285,715
		1,811,188
Non-current liabilities:
Advances from officer		25,000
Senior convertible note, net of current portion		714,285

Total liabilities		2,550,473

Deficiency in assets
Common stock, 100 million shares authorized, par value $.001,
22,554,063 shares issued and 33,393,392 shares outstanding		33,394

Stock subscription receivable		(304,869)

Deferred consulting fees		(179,000)

Deficit		(71,464)
Total deficiency in assets		(521,939)

Total liabilities and deficiency in assets		$2,028,534

Note: As a result of the quasi reorganization as described more fully in
Note 6, amount of deficit eliminated against additional paid-in capital as of
December 31, 2005.		$2,082,174

See accompanying notes.

Interlink Global Corporation
Statements of Operations
For the years ended December 31, 2005 and 2004

	2005	2004

Revenues	$13,388,489	$-

Cost of sales	13,199,235	-

Gross profit	189,254	-

General and administrative expenses:

Consulting and technical services	317,000	-
Amortization of deferred consulting fees	146,000	-
Legal and professional fees	226,884	-
Salaries and wages	385,278	-
Travel and entertainment	97,164	-
Rent	52,705	-
Payroll taxes	35,642	-
Write-off of bad debt	343,000	-
Telecommunications	36,763	-
Organization costs	25,100	-
Office	20,630	-
Amortization of loan closing costs	12,944	-
Other	117,478	1,445

Total expenses	1,816,588	1,445

Loss before other income (expenses)
and income taxes	(1,627,334)	(1,445)

Other income (expenses):
Gain on settlement of trade debt	4,953	-
Interest income	3,416	-
Other, net	1,129	-

Loss before income taxes	(1,617,836)	(1,445)

Income taxes	-	-

Net loss	$(1,617,836)	$(1,445)

Weighted average shares outstanding -
basic and diluted	14,655,802	11,472,729

Net loss per share-basic and diluted	$(0.11)	$(0.00)

See accompanying notes.

Interlink Global Corporation
Statements of Deficiency in Assets
For the years ended December 31, 2005 and 2004

			Additional	Stock	Deferred
	Common Stock		Paid-in	Subscription	Consulting
	Shares	Par Value	Capital	Receivable	Fees	Deficit	Total

Balances as of December 31, 2003	11,472,667	$11,473	$509,876	-	-	($534,357)	($13,008)

Net loss for 2004						(1,445)	(1,445)

Balances as of December 31, 2004	11,472,667	11,473	509,876	-	-	(535,802)	(14,453)

Activity for 2005:

Effect of shares issued in merger	14,968,218	14,968	(14,968)				-

Issuance of common stock:
For cash	1,012,037	1,012	831,238	(300,000)			532,250
For settlement of debt	430,000	430	114,670				115,100
For consulting and technical services	317,000	317	316,683				317,000
For deferred consulting fees	325,000	325	324,675		(325,000)		-
For founder shares	4,869,000	4,869		(4,869)

Amortization of deferred consulting fees					146,000		146,000

Net loss						(1,617,836)	(1,617,836)

Effect of quasi reorganization			(2,082,174)			2,082,174	-
	21,921,255	21,921	(509,876)	(304,869)	(179,000)	464,338	(507,486)

Balances as of December 31, 2005	33,393,922	$33,394	$-	$(304,869)	$(179,000)	$(71,464)	$(521,939)

See accompanying notes.

Interlink Global Corporation
Statements of Cash Flow
For the years ended December 31, 2005 and 2004

	2005	2004
Cash flow from operating activities:
Net loss	$(1,617,836)	$(1,445)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	6,715	-
Gain on settlement of trade debt	(4,953)	-
Issuance of common stock for services	317,000	-
Amortization of deferred consulting fees	146,000	-
Amortization of loan closing costs	12,944
Changes in current assets and current liabilities:
Increase in accounts receivables	(6,742)	-
Increase in employee advance	(1,500)	-
Increase in accounts payable	98,865	-
Increase in accrued expenses	12,108	1,445
Net cash used in operating activities	(1,037,399)	-

Cash flow from investing activities:
Purchase of property and equipment	(324,976)	-
Increase in deposits	(37,266)	-
Net cash used in investing activities	(362,242)	-

Cash flow from financing activities:
Issuance of common stock for cash	532,250	-
Issuance of common stock for settlement of debt	115,100	-
Net proceeds from senior convertible note	1,767,000	-
Net increase in other notes payable	405,000	-
Proceeds from note payable to officer	25,000	-
Net cash provided from investing activities	2,844,350	-

Change in cash	1,444,709	-

Balance of cash and short-term cash investments:
Beginning of year	-	-

End of year	$1,444,709	$-

Supplemental disclosures:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

In addition to amounts reflected above, common stock was issued for:
Shares issued for consulting and technical services	$317,000	$-
Shares issued for settlement of debt	$115,100	$-

See accompanying notes.

INTERLINK GLOBAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 1 Organization and Summary of Significant Accounting Policies

Nature of Operations

The Company provides telecommunications applications utilizing hardware and software that enables its domestic and world-wide users to access the worldwide Internet as transmission medium for telephone calls locally and throughout the world. The sale of Internet telephony is made possible using Voice over Internet Protocol (“VoIP”).

Organization

In 1987, Hawaii Ventures, Inc. (HVI) was organized under the laws of the State of Utah as a public company for the purpose of acquiring a participation interest in any and all types of businesses and products. HVI’s stock offering was a “blind pool” offering.

In 1992, the Company acquired privately-held Infinity Worldwide Trading Corp., a New York company, and changed its name to Infinity Worldwide Inc. (IWI). The principal business of the IWI became the purchase of discounted and surplus consumer products for resale in Eastern Europe. This venture eventually failed and IWI had been dormant since mid-1994 through mid-January, 2005.

On January 12, 2005, IWI effectuated a merger with Interlink Global Corp., a Florida corporation, acquiring the issued and outstanding shares of that company and liquidating it. Simultaneously, the state of incorporation was changed to Nevada and the entity’s name was changed to Interlink Global Corporation (Company). The stock symbol was changed to ILKG.

Cash and Cash Equivalents

The Company considers all highly liquids debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets (ten years as of December 31, 2005), commencing in the month after acquisition. Expenditures for additions and betterments are capitalized; maintenance and repairs are charged to expense. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Revenue Recognition

Revenue for voice, data and other services to end-users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue. Revenues for carrier interconnection and access are recognized in the month in which the service is provided.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expense for the year ended December 31, 2005 was $8,815 and there were no expenses for the year ended December 31, 2004.

Research and Development

Included in salaries and wages expenses incurred during the year ended December 31, 2005, is approximately $39,000 allocated to Research and Development expenses.
Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, securities, accounts payables, and notes payables are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Use of Estimates

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

Concentrations of Business and Credit Risks

Financial instruments that potentially subject the Company to concentrations of business and credit risks consist primarily of trade accounts receivables. The Company provides credit in the normal course of business to its customers and performs ongoing credit evaluations of those customers. Management recognizes estimated bad debts based upon its evaluation of factors surrounding the credit risk of specific customers, historical trends and other information.

The Company maintains cash balances in four accounts in a U.S. bank; these balances sometimes exceed the FDIC limit of $100,000 per account. As of December 31, 2005, the Company had approximately $1.3 million that exceeded the FDIC limit.

For the year ended December 31, 2005, total sales to the Company's three largest customers approximated $9.7 million, 72.4% of total revenues. Customer A approximated revenues of $4.1 (30.6%); customer B approximated revenues of $3.4 million (25%); and customer C approximated revenues of $2.2 million (16.8%).

For the year ended December 31, 2005, total purchases from the Company's three largest suppliers approximated $9.8 million, 74.3% of total cost of sales. Customer A approximated revenues of $4.4 (33.5%); customer B approximated revenues of $3.2 million (24.5%); and customer C approximated revenues of $2.1 million (16.3%).

The Company operates worldwide. Consequently, the Company’s ability to collect the amounts due from customers may be affected by economic fluctuations in each of the geographical locations in which the Company provides its services, principally Central and South America and Asia. The Company is dependent upon certain major customers, key suppliers, and contractual agreements, the absence of which may affect the Company’s ability to operate its telecommunications business at current levels.

Basic and Fully Diluted Net Loss Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings (loss) per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the years presented, the Company had no potentially dilutive instruments.

Impairment of Long-Lived Assets

The Company follows FASB Statement No. 144 (SFAS 144), “Accounting for the Impairment of Long-Lived Assets.” SFAS 144 requires that long-lived assets to be held and used are review for impairment whenever events or charges in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost of sell.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2005) “Share-Based Payments”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” or SFAS 151, in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our financial condition or our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” or SFAS 153. The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial condition or our results of operations.

The adoptions of these new pronouncements have not and, other than as noted above, are not expected to have a material effect on the Company’s financial position or results of operations.

Note 2 Going Concern and Management’s Plans

Through June 30, 2005, the Company was a development stage enterprise; operating activities commenced during the latter part of the third quarter of the year. As reflected in the accompanying financial statements, the Company incurred a net loss of approximately $1.6 million for the year ended December 31, 2005 due principally to expenses incurred for general and administrative expenses and payroll. To date, the Company has not generated significant recurring gross profit; and the limited gross profit for the current year will not be sufficient to sustain the operations. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company’s strategy is to acquire operating entities established in the telecommunication industry. The plan also includes raising equity capital through private stock offerings. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company anticipates increased cash flows from 2006 sales activities; however, additional cash will still be needed to support operations. Management believes that it can raise capital from various funding sources, as described further in Note 9: (i) Note and Warrant Purchase Agreement; (ii) Issuance of Convertible Debentures; and (iii) Additional Financing Arrangements. When these net proceeds are added to budgeted sales and current working capital, management believes that the cash flow will be sufficient to sustain operations through January 1, 2007. However, if budgeted sales levels are not achieved and / or if significant unanticipated expenditures occur, or if the Company is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2006.

Note 3 Property and Equipment

Property and equipment consisted of the following:

Telecommunications equipment	$82,795
Telecommunications equipment not yet placed in service	225,000
Furniture and fixtures	6,387
Other equipment	9,894
Software	900
324,976
Less accumulated depreciation	(6,715)
Total	$318,261

Telecommunications equipment not yet placed in service consists of a previously used earth satellite station, Class 5A switch for local and long distance switching, routers, VoIP equipment and other fiber optic and peripheral equipment purchased in December, 2005, from an unrelated party for $225,000. Of this amount, $155,000 was outstanding as of December 31, 2005, and repaid in 2006, plus interest of $3,000. The equipment was placed in service during the first quarter of 2006.

Note 4 Income Taxes

As of December 31, 2005, the Company had a net operating loss carry forward of approximately $2.1 million. This loss may be carried forward to offset federal income taxes in various future years through the year 2025. During 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

A deferred tax asset has been provided to record the effect of the cumulative tax losses. Due to the uncertainty as to whether these losses will be realized, the Company has provided a valuation allowance equal to the amount of the deferred tax asset of $322,357. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2005	2004
Net loss for the year	$1,617,836	$1,445
Expected income tax recovery	242,675	217
Unrecognized current benefit of operating losses	(242,675)	(217)
Total income taxes	$0	$0

The Company has filed extensions for income tax returns for the years ended December 31, 2003, 2004, and 2005. The Company is not in compliance with the reporting requirements of the Internal Revenue Services, as these returns are past due. They are expected to be filed in the fourth quarter of 2006.

Note 5 Issuance of Series A Senior Convertible Note

On November 29, 2005, the Company issued a Series A Senior Convertible Note for $2 million, resulting in net proceeds of $1,767,000; the notes bear interest at ten percent and mature on May 29, 2007. Closing costs of $233,000 are being amortized over eighteen months, commencing in December 2005. One- fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly; the principal and accrued interest may be paid in registered shares of the Company’s common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date. See Note 9 (Repayment of Notes).

In connection with this agreement, the Company issued warrants to purchase an aggregate of 6,181,822 shares of common stock (at an exercise price of $.75 per share): (i) 5,454,546 to the note holders and (ii) 727,276 to the placement agents. Regarding the warrants to the note holders, the expiration dates and exercise prices are as follows: 1,818,182 in November 2010; 1,818,182 in November 2012; and 1,818,182 in November 2013. All warrants to the placement agents expire on November 29, 2013 the exercise prices are as follows: 181,819 ($1.10 per share); 181,819 ($1.50 per share); 181,819 ($2.25 per share); and 181,819 ($3.25 per share).

Note 6 Equity Transactions

Quasi Reorganization

The Board of Directors has authorized a quasi reorganization effective December 31, 2005. In this regard, the accompanying balance sheet has been restated to reflect the elimination of the deficit of $7,653,305 as of December 31, 2005 against the additional paid- in capital account.

Shares Issued per Merger

In February 2005, pursuant to the merger agreement (per Note 1 above), the Company effected a one share for three share reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value. Retroactive effects of the reverse stock split and the merger have been reflected in these statements.

In March 2005, the Company’ transfer agent placed a total of 10,889,859 shares in reserve as security for shares lost by shareholders in lieu of a bond. These shares are considered outstanding, but unissued. Subsequently, 50,000 shares were issued and removed from the reserve. These share transactions have been recorded at par value.

Shares Issued for Cash

During March and April 2005, the Company issued 1,012,037 shares of restricted common stock for cash, in a private placement, for total net proceeds (after related costs and expenses) of $832,250. Pursuant to a settlement agreement signed in May, 2005, the investment bankers / consultants agreed to pay an additional $600,000 for shares previously issued. The first payment of $300,000 was received in May, 2005. The second instalment is recorded as stock subscriptions receivable; and, although originally due by June, 2005, management believes that the amount will be paid during the fourth quarter of 2006.

Shares Issued for Services

During the year, the Company issued 317,000 restricted shares of common stock for various technical and consulting services, including investor relations, corporate restructuring, private placements and financing projects. The shares were valued at $1 per share and an expense of $317,000 was recognized for the year.

Shares Issued for Settlement of Notes Payable

As of December 31, 2005, the Company owed a total of $365,100 to one of its investor consultants. Subsequent to year-end, the Company negotiated a settlement for cash consideration of $250,000 (without interest) and the issuance of 430,000 restricted shares of common stock.

Shares Issued for Current and Future Consulting Services

In May 2005, the Company issued 250,000 restricted shares of common stock pursuant to a consulting agreement for investor relations and other services to be rendered. The transaction was recorded at $250,000. The Company recorded this amount as deferred consulting fees and is amortizing the cost over the term of the agreement (from May 2005 through August 2006).

In June 2005, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services. The transaction was recorded at $75,000. The Company recorded this amount as deferred consulting fees and is amortizing the cost over the term of the agreement (from June 2005 through June 2007).

As of December 31, 2005, fees of $146,000 have been amortized to expense; the balance of $179,000 is expected to be amortized to operations in the years 2006 ($161,000) and 2007 ($18,000).

Shares Issued to Founder

In June and July 2005, the Company issued 4,869,000 shares to entities controlled by its current Chief Executive Officer, Anastasios Kyriakides, for forming and establishing the Company in 2004.

Note 7 Terminated Agreements

In November, 2004, Interlink Global Corp. entered into an agreement to sell 3,333,334 shares of its issued and outstanding common stock in exchange for 99 percent of a Chilean corporation. On November 28, 2005, the Board of Directors authorized the rescission of this agreement due to the inability to obtained necessary information from this corporation; such information was required to enable the Company to complete its audit and bring its SEC filings current in order to become a reporting publicly traded corporation.

In August 2005, the Company agreed to acquire 100% of a New Jersey based Internet provider, for $62,000 plus 1,250,000 shares of restricted common stock. The Company, upon conducting its due diligence, determined that there were material misrepresentations and omissions of facts. Accordingly, the Company's legal counsel has informed the owner of the New Jersey company that the Company has rescinded the transaction and has cancelled the shares. The Company has made a formal demand for the $62,000; due to the uncertain collectibility of this claim, the amount has been written-off in the accompanying statement of operations for the year ended December 31, 2005, pending formal litigation against the New Jersey based company. See Note 9 (Litigation with Assai, Inc.).

In October 2005, the Company agreed to acquire 51% of the outstanding shares of a broadband network company for $1 million, of which $281,000 was paid as of December 31, 2005, and 1,250,000 shares of restricted common stock were issued. On December 31, 2005, the Board of Directors authorized the rescission of this agreement due to the receipt of misleading information and the inability to obtain various corroborating information from this corporation; such information was necessary to enable the Company to complete its audit and bring its SEC filings current in order to become a reporting publicly traded corporation. The Company has made a formal demand for the return of this money; due to the uncertain ollectibility of the balance, the amount has been written-off in the accompanying statement of operations for the year ended December 31, 2005, pending further collection efforts.

Note 8 Commitments and Contingencies

Contract

Effective December 2, 2005, the Company executed an agreement with a third party to provide various 911 emergency data for use by the Company in its data centers. The three-year agreement has a monthly minimum fee of $3,000 in year one, $2,500 in year two and $5,000 in year three. In addition, the Company has paid a deposit of $10,000.

Employment Agreement

The Company has entered into an employment agreement with its Chief Executive Officer. The agreement is effective through December 31, 2008 and provides for an annual base salary of $52,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of December 31, 2005, none of these incentive arrangements and plans had been realized.

Note 8 Commitments and Contingencies (Continued)

Leases

The Company leases its office facilities and a switch room and antenna pad space for its telecommunications equipment. The leases are effective through May 31, 2008, and December 31, 2007, respectively. Minimum rental payments, including sales tax and monthly electricity expense, are as follows:

Year
2006	$196,053
2007	196,053
2008	27,274
$419,380

In addition, the Company has paid deposits aggregating $27,266.

Joint Ventures

During 2005, the Company entered into various tentative agreements and memorandums of understanding regarding joint ventures and similar arrangements to conduct business activities with various foreign and domestic entities. No recordable transactions have occurred pursuant to such arrangements through the date of this report.

Note 9 Subsequent Events

Acquisition of Venezuelan Company

In June 2005, the Company entered into an agreement to acquire the stock of a Venezuelan corporation. Effective March 15, 2006, the Company signed a Share Purchase Agreement (the “Agreement”) with Nera ASA, a Norwegian company (“Nera”), to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., an exempted company incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., a Venezuelan corporation engaged in the provision of telecommunication services (“NGTV”).

Subject to the terms of the Agreement, the Company purchased CNH, free from any lien, charges and encumbrances, for a purchase price of $1.75 million, (“Cash Consideration”). Under the terms of the Agreement, the Company has agreed to inject into NGTV, within 150 days of the closing date, $2 million in order to fund the investment and working capital needs of NGTV. Of this amount, $979,179 will be exclusively used to fund unpaid salaries and severance obligations of NGTV. On August 3, 2006, the Company’s Board of Directors authorized the issuance of four million shares of restricted stock (fifty cents per share) for compliance with this provision of the Agreement.

As part of further negotiations of a debt reduction program and for further additional negotiations for the purchase of CNH, the Company utilized the services of Lane Bridge Overseas, Ltd., a British Virgin Islands company (“Lane”), an affiliate of Nera. In consideration of such services, the Company has granted Lane an exclusive and irrevocable purchase option through December 31, 2009, for two million shares the Company’s common stock, quoted on the OTC market in the United States, at a sale price of one cent per share. Based upon the per share price of fifty cents per share for the payment of the Cash Consideration as discussed in the preceding paragraph, these two million shares will be valued at fifty cents per share.

Issuance of Series B Senior Convertible Notes

On February 28, 2006, the Company issued two Series B Senior Convertible Notes for $1,297,550, resulting in net proceeds of $1,142,635; the notes bear interest at ten percent and mature on August 28, 2007. Closing costs of $154,915 will be amortized over the term of the loan, commencing in March 2006. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly; the principal and accrued interest may be paid in registered shares of the Company’s common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.

Note 9 Subsequent Events (Continued)

In connection with this agreement, the Company issued warrants to purchase an aggregate of 5,882,222 shares of common stock: (i) 5,190, 198 to the note holders and (ii) 692,024 to the placement agents. Regarding the warrants to the note holders, the expiration dates and exercise prices are as follows: 1,730,066 in February 2011($1.50 per share); 1,730,066 in February 2013 ($2.25 per share); and 1,730,066 in February 2013 ($3.25 per share). Regarding the warrants to the placement agents, the expiration dates and exercise prices are as follows: 173,006 in February 2013 ($.75 per share); 173,066 in February 2011 ($1.50 per share); 173,006 in February 2013 ($2.25 per share); and 173,006 in February 2016 ($3.25 per share).

Repayment of Notes

For both the Series A Senior Convertible Note, dated November 29, 2005, and the two Series B Senior Convertible Notes, dated February 28, 2006, one-fourteenth (1/14th) of the principal and all accrued but unpaid interest was to be repaid monthly, commencing April 2006 and July 2006, respectively. In consideration of the Company reducing the exercise prices of the warrants to $1.05 per share, the note holders have agreed to delay payment until January 2007.

Registration of Restricted Stock

In accordance with the abovementioned Series A Senior Convertible Note and Note and Warrant Purchase Agreement, the Company was obligated to file a registration statement within forty five days of the closing dates. Inasmuch that a registration statement was not filed within that period, the Company is obligated to pay liquidated damages of 1.5 percent per month based upon the principal balance (not to exceed nine percent). Accordingly, the Company is obligated to issue an additional 163,636 warrants with an exercise price of $1.10 per share and 155,706 warrants with an exercise price of $.75 per share.

Issuance of Convertible Debentures

In May and June 2006, the Company issued 11% convertible debentures aggregating $48,500. The debentures are due December 31, 2009 and provides for a conversion price of $1.25 per share.

Additional Financing

In July 2006, the Company signed a Placement Agent Agreement for the proposed private placement of up to $5 million of the Company’s common stock. As compensation for its services, the placement agent is to be paid ten percent of such financing.

In addition, in August 2006, the Company signed a letter of intent for additional financing of up to $1 million in two years, 7% convertible notes; as compensation for its services, the placement agent is to be paid seven percent of such financing.

Litigation with Strategic Computer Solutions, Inc.

In June 2006, legal counsel for the Company answered a complaint from Strategic Computer Solutions, Inc. (“SCS”), a computer equipment supplier, filed in the state court of New York in Onondaga County (Case No. NY 0672208) regarding a claim for a balance owed for certain computer equipment purportedly ordered by the Company. Although the equipment was purportedly delivered to an address that was given to SCS, an authorized Company personnel did not sign for the delivery. Counsel for the Company is vigorously contesting the case and feels that the outcome will be favorable.

Litigation with Assai, Inc.

On August 18, 2006, the Company filed a lawsuit against Assai, Inc. (“Assai”) and Mr. Siba Padhi, the owner, agent and principal of Assai, in connection with an agreement to acquire 100% of Assai’s voting common stock on August 2005 (as further described in Note 7 above). The Company has determined that Mr. Padhi had made many material misrepresentations and omissions of facts regarding the value of Assai. As a result, the Company has sued for rescission of the purchase agreement and the transactions contemplated therein. The amount in controversy is approximately $75,000, exclusive of interest and costs.

INDEX TO EXHIBITS.

Index No.	Description
2.1	Share Exchange Agreement dated as of January 12, 2005 by and between Infinity Worldwide, Inc. and Interlink Global Corporation, a Florida Corporation.

3.1	Certificate of incorporation of the registrant (1)

3.2	Bylaws of the registrant (1)

4.1	Form of Series A Warrant (2)

4.2	Form of Series B Warrant (2)

4.3	Form of Series C Warrant (2)

4.4	Form of Series D Warrant (2)

4.5	Form of Series E Warrant (2)

4.6	Form of Series F Warrant (2)

4.7	Form of Series A Convertible Note (2)

4.8	Form of Series B Convertible Note (2)

4.9	Registration Rights Agreement dated as of November 29, 2005 by and between the Vicis Capital Master Fund and the Registrant (2)

4.10	Registration Rights Agreement dated as of February 28, 2006 by and among certain lenders and the Registrant (2)

4.11	Form of Placement Agent Series A Warrant (2)

4.12	Form of Placement Agent Series B Warrant (2)

4.13	Form of Placement Agent Series C Warrant (2)

4.14	Form of Placement Agent Series D Warrant (2)

4.15	Form of Placement Agent Series E Warrant (2)

4.16	Form of Placement Agent Series F Warrant (2)

4.17	Form of Placement Agent Series G Warrant (2)

4.18	Form of Placement Agent Series H Warrant (2)

4.19	Form of 11% Convertibe Debenture (2)

10.1	Employment Agreement between Anastasios Kyriakides and the Registrant dated November 12, 2004 (2)

10.2	Note and Warrant Purchase Agreement between Vicis and the Registrant dated as of November 29, 2005 (2)

10.3	Note and Warrant Purchase Agreement between certain lenders and the Registrant dated as of February 28, 2006 (2)

10.4	Amendment to Note and Warrant Purchase Agreement between certain lenders and the Registrant dated on or about October 10, 2006 (2)

10.5	Nortel GSP Switch Sales Agreement dated as of December 12, 2005 by and among Petroleum Communication Holdings, Inc., the Registrant, and Y-Tel International, Inc.(2)

10.6	Share Purchase Agreement dated as of March 15, 2006 by and between the Registrant and NERA ASA. (1)

10.7	Share Purchase Option Agreement dated as of March 15, 2006 by and between the Registrant, Lane Bridge Overseas Ltd. (1)

10.8	Lease Agreement by and between Carrierhouse Corp. and the Registrant dated December 9, 2005. (2)

10.9	Office Lease dated as of June 1, 2005 by and between Waterford Centre, Inc. and the Registrant.

10.10	Agreement for 911 Services dated as of December 2, 2005 is entered into by and between 911 Services, LLC and the Registrant.

10.11	Reciprocal Carrier Services Agreement by and between 011 Unplugged Wholesale and the Registrant.

14.1	Code of Ethics (2)

21.1	List of subsidiaries (2)

31.1	Certification of Chief Executive Officer (2)

31.2	Certification of Chief Financial Officer (2)

32.1	Section 1350 Certification of Chief Executive Officer (2)

32.2	Section 1350 Certification of Chief Financial Officer (2)

(1)	Previously filed.

(2)	Included herewith