Form 10QSB
period 2006-03-31
INTERLINK GLOBAL CORP
filed 2007-08-27
CIK 829606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

Commission file number 33-20033-D

INTERLINK GLOBAL CORPORATION

Nevada State of Incorporation	42-1655043 IRS Employer Identification No.

1100 NW 163rd Drive, No. Miami, FL  33169
(Address of principal executive offices)

(305) 261-2007
(Issuer's telephone number)

(Former address (since last report) - 6205 Blue Lagoon, Suite 110, Miami, FL  33126 6015

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June, 30, 2007 - 46,464,000 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FINANCIAL INFORMATION

Item 1. Financial Statements.	INTERLINK GLOBAL CORPORATION CONSOLIDATEDBALANCE SHEET at March 31, 2006 - unaudited

ASSETS
Current assets
Cash and cash equivalents	$594,626
Accounts receivable, net of allowance $534,554	881,091
Prepaid value added tax	940,521
Loan closing costs, current	179,022

Total current assets	2,595,260

Equipment, less accumulated depreciation of $4,971,484	6,660,964
Loan closing costs,less accumulated amortization of $44,790	164,103
Other non current assets	160,967

Total assets	$9,581,294

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	1,588,702
Notes payable	76,500
Senior convertible notes, current	706,618
Other current liabilities	796,040

Total current liabilities	3,167,860

Long Term Liabilities
Senior convertible notes, noncurrent	2,590,932
Accruals for labor indemnities – (Note 6)	1,114,275
Loans due to shareholder	118,200
Other noncurrent liabilities	272,193
Total long term liabilities	4,095,600
Total liabilities	7,263,460

COMMITMENTS AND CONTINGENCIES (Note 5)

Shareholders'equity.
common stock: $.001 par value,
100,000,000 shares authorized; 44,259,000
shares issued and 44,259,000 outstanding	44,259
Additional paid-in capital	3,483,266
Deferred consulting fees	(123,125)
Deficit	(1,086,566)

Total shareholders' equity	2,317,834

Total liabilities and shareholders' equity	$9,581,294

See accompanying notes.

INTERLINK GLOBAL CORPORATION (Unaudited)
CONSOLIDATEDSTATEMENTS OF OPERATIONS – Three Months ended,

	March 06	March 05

Revenues	$367,000	$-
Cost of sales	314,010	-

Gross Margin	52,990	-

EXPENSES
Advertising	10,430	-
Amortization	87,721	-
Consulting	235,000	-
Depreciation	54,874	-
General and administrative expenses	68,640	21,998
Interest	77,480	-
Legal and professional	84,454	25,100
Rent	59,220	-
Salaries, related taxes and benefits	200,760	45,746
Taxes and licenses	73,842	-
Telecommunications	70,731	-
Travel and entertainment	54,616	-

Total expenses	1,077,768	92,844

Other income	9,676	-

Loss before income taxes	(1,015,102)	(92,844)
Provision for income taxes	-	-

Net loss	$(1,015,102)	$(92,844)

Basic and diluted net loss per common share	$(0.04)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	23,870,841	11,476,188

See accompanying notes.

INTERLINK GLOBAL CORPORATION    (Unaudited)
CONSOLIDATEDSTATEMENTS OF CASH FLOWS – Year to Date March 31,

	March 06	March 05

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(1,015,102)	$(92,844)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation expense	54,874	251
Issuance of Common Stock	235,000	-
Amortization of fees	55,875	-
Amortization closing costs	31,846	-
Gain on settlement of trade debt	-	(4,953)
Changes in assets and liabilities:
(Increase) in accounts receivable	(62,726)	(15,000)
Decrease in other receivables	1,500	-
Increase in accrued expenses	86,805	2,491
(Decrease) increase in accounts payable	(26,171)	(9,500)

Net cash provided by operating activities	(638,099)	(119,555)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(33,101)	(11,147)
Increase in noncurrent assets	(52,000)	(5,000)
Payment for Venezuela company	(1,589,218)	-

Net cash used in investing activities	(1,674,319)	(16,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	555,000	232,250
Proceeds from senior convertible notes	1,142,635	-
Repayment of note payables	(235,300)	-

Net cash provided by financing activities	1,462,335	-

Change in cash and cash equivalents during period	(850,083)	96,548

Cash and cash equivalents, beginning of period	1,444,709	-

Cash and cash equivalents, end of period	$594,626	$96,548

See accompanying notes.

INTERLINK GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (unaudited)

MARCH 31, 2006 and 2005

Note 1 - Business and Summary of Significant Accounting Policies

The Company provides advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of March 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accounting policies followed by the Company  are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2005. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Basic And Fully Diluted Net Loss Per Common Share - The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share".  Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding uring each year. For the periods presented, the Company had no potentially dilutive instruments.

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred a net loss of $(1,015,102) for the quarter ended March 31, 2006, and a net loss of $(92,844) for quarter ended March 31, 2005. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations, neither of which are assured.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Loans due to shareholders. The amount of $118,200 due to Shareholders is due within one year.

Note 4. Acquisition of NGTV, S.A. from NERA, S.A., effective March 15, 2006.

Effective March 15, 2006, the Company signed a Share Purchase Agreement (the “Agreement”) with NERA, SA, a Norwegian company (“Nera”), to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., (“NGTV”), a Venezuelan corporation engaged in the provision of telecommunication services in that country. Subject to the terms of the Agreement, CNH was purchased, free from any lien, charges and encumbrances, for a purchase price of $1.75 million.

Additional consideration included:

As a result of the acquisition of CNH and its wholly-owned subsidiary, NGTV, Interlink agreed to inject into NGTV, within 150 days of the closing date, $2 million in order to fund the investment and working capital needs of NGTV. Of this amount, $979,179 will be exclusively used to fund unpaid salaries and severance obligations of NGTV.

On August 3, 2006, the Board of Directors authorized the issuance of four million common shares of restricted stock (fifty cents per share) for compliance with this provision of the Agreement.

As part of further negotiations of a debt reduction program and for further additional negotiations for the purchase of CNH, Interlink utilized the services of Lane Bridge Overseas, Ltd., an affiliate of Nera. In consideration of such services, the company granted Lane an exclusive and irrevocable purchase option through December 31, 2009, for two million shares of our common stock, quoted on the OTC market in the United States, at a sale price of one cent per share.

The accompanying financial statements reflect consolidated results from March 16, 2006, to quarter end March 31, 2006, including results from CNH and NGTV, S.A.

Pro-forma Consolidated Income Statement at March 31, 2006 - to reflect operations from CNH/NGTV.

Revenues	$620,828

Cost of Sales	497,191

Gross Margin	123,637

Total expenses	1,196,515

Other income	9,535

Loss before income taxes	(1,063,343)

Provision for income taxes	-

Net loss	$(1,063,343)

Basic and diluted net loss per common share	(.04)

Weighted average common shares outstanding	23,870,841

Note 5. Acquisition of MetroIP, effective November 14, 2006.

Effective November 3, 2006, the Company executed a Restructuration of the Stock Purchase Agreement to acquire a 66% equity interest in Metro IP Colombia S.A. (“Metroip”), a telecommunications company   headquartered in Barranquilla, Colombia. The Company delivered 465,000 shares of restricted common stock (at a price of $1 per share) to current Metroip shareholders in exchange for newly-issued equity interests from Metroip.  In the event that the 465,000 shares are insufficient for the Metroip shareholders to receive $465,000, then the Company shall issue additional shares of its common stock in order that the Metroip shareholders will receive $465,000 in proceeds.  The 465,000 shares were distributed as follows: (i) 185,000 are to be delivered for payment of a loan owed by Metroip; (ii) 106,400 to be assigned to Metroip; and (iii) 173,600 to current shareholders of Metroip. This transaction closed on November 14, 2006.

Note 6.  Accruals for labor indemnities.

Per local regulations, the Company’s foreign affiliates must accrue unpaid payroll related items as long term accruals. These items have been properly accrued pursuant to local customs and regulations.

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

Plan of Operation

As provider of hosted VoIP telephone services, we are currently doing business in North America and South America. We provide SIP-based broadband telephone solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies.  We are expanding our market penetration in Venezuela and Colombia by bringing on line two fiber lines (OC3) that will provide direct line communications to both countries. This will increase our revenues and provide cash flow to maintain and expand operations during 2006 and 2007.

Results of Operations

Revenue

Total revenues increased to $367,000, an increase of 100% for the quarter ended March 31, 2006, as compared to the quarter ended March, 31, 2005, – Increase is due to acquisition of Venezuelan affiliates and consolidating total revenues.

Cost of Sales

Cost of sales increased to $314,010, an increase of 100% for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, due to acquisition of Venezuelan affiliates and consolidating cost of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $984,924, an increase of 91.39% for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, due to acquisition of Venezuelan affiliates and consolidating expenses.

Net loss

Net loss increased to ($922,258), an increase of 90.85% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, due to acquisition of Venezuelan affiliates and consolidating operating results.

Cash Requirements

We anticipate that we will require approximately $3,000,000 over the next twelve months for general and administrative expenses and to continue our plan of operation. We are expecting funding of $3,000,000 in exchange for convertible debentures to be received in the near term.  We will also be dependent upon proceeds from the sale of our securities to accommodate any additional operational requirements.

Employees

At present, we are fully staffed with 11 employees at Interlink, our Venezuelan Affiliate has 21 employees and approximately 50 sales agents and our Colombian Affiliate has 6 employees and 50 sales agents.  We do no anticipate increasing our staff.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase or sell any significant equipment.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The continuance of our Company as a going concern is dependent on obtaining financing from third parties, and  increasing revenues, neither is assured. There is no guarantee that such financing will be available, or if available, that the expenses of such financing will be acceptable.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal  financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms – with exception to current filing.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during last fiscal quarter, our principal executive officer and principal financial officer have determined there were no significant changes to our internal controls or other factors that could significantly affect the Company’s internal controls subsequent to date of their evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 18, 2006, we filed a lawsuit against Assai, Inc. (“Assai”) and Mr. Siba Padhi, the owner, agent and  principal of Assai, in connection with an agreement to acquire 100% of Assai’s voting common stock on August 2005.  After we delivered the purchase price of $62,000 and one million shares of Company common stock (worth approximately $1.0 million) to Padhi, we discovered that Padhi had many several material misrepresentations and omissions of facts regarding the value of Assai. As a result, we have sued for rescission of the purchase agreement   and the transactions contemplated therein.

Our causes of action arise from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Mr. Padhi. On May 2006, the case was settled and the Company received back all one million shares, and all other claims were satisfied.

On May 3, 2006, Strategic Computer Solutions (“SCS”) filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company.  The Company believes the products were never received by an authorized employee of the Company.  Ultimately, the Company prevailed and won summary judgment.

Item 1. Legal Proceedings (cont)

Interlink has long had a relationship with TBeck Capital, Aritex Consulatants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising company for Interlink Global Corp. remuneration was in the form of stock issues and repayment of  loans to the company.  Settlement Agreement was reached between TBeck Capital and Interlink Global Corp.,in amount of $10,000, payable to TBeck,  dated August 2, 2007 – mutual release of all claims by all parties to this relationship.

Item 2. Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during fiscal quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

Issuance of Series A and B Senior Convertible Notes

On November 29, 2005, the Company issued a Series A Senior Convertible Note for $2 million, resulting in net proceeds of $1,767,000; the notes bear interest at ten percent and mature in February 2008. Closing costs of $233,000 are being amortized through that date. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly commencing in January 2007; the principal and accrued interest may be paid in registered shares of the Company’s common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.

On February 28, 2006, the Company issued two Series B Senior Convertible Notes for $1,297,550, resulting in net proceeds of $1,142,635; the notes bear interest at ten percent and mature in February 2008. Closing costs of $154,915 are being amortized through that date, commencing in March 2006. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly, commencing in January 2007; the principal and accrued interest may be paid in registered shares of the Company’s common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.

In connection with these agreements, the Company issued warrants to purchase an aggregate of 12,064,044 shares of common stock: (i) 10,644,744 to the note holders (at an exercise price of $1.05 per share) and (ii) 1,419,300 to the placement agents (at varying exercise prices, ranging from $.75 to $3.25 per share). The warrants to the note holders expire at varying dates through February 2016.

Item 6. Exhibits

31.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K  - We did file Form 8-K on March 15, 2006 – acquisition of NGTV and CNH.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINK GLOBAL CORPORATION, Registrant

Date: August 27, 2007	By:

/s/ Anastasios N. Kyriakides
Anastasios N. Kyriakides, Chairman of the Board and Chief Executive Officer

/s/ Bill Rodriguez
Bill Rodriguez, Chief Financial Officer