Form 10QSB
period 2006-06-30
INTERLINK GLOBAL CORP
filed 2007-08-28
CIK 829606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

Commission file number 33-20033-D

INTERLINK GLOBAL CORPORATION

Nevada	42-1655043
State of Incorporation	IRS Employer Identification No.

1100 NW 163rd Drive, Suite 3, North Miami, FL  33169
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June, 30, 2007 - 47,294,000 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FINANCIAL INFORMATION

Item 1. Financial Statements.  INTERLINK GLOBAL CORPORATION
                                                     CONSOLIDATED BALANCE SHEET at June 30, 2006 - unaudited

ASSETS
Current assets
Cash and cash equivalents	$98,473
Accounts receivable, net of allowance $534,593	971,578
Prepaid value added tax	1,015,361
Loan closing costs, current	179,022

Total current assets	2,264,434

Equipment, less accumulated depreciation of $5,238,934	6,509,691
Loan closing costs, less accumulated amortization of $89,545	119,348
Other non current assets	178,232

Total assets	$9,071,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	2,039,939
Notes payable	25,500
Senior convertible notes, current	706,618
Other current liabilities	436,867

Total current liabilities	3,208,924

Long-term Liabilities
Senior convertible notes, noncurrent	2,590,932
Accruals for labor indemnities – (Note 6)	1,171,673
Loans due to shareholder	116,430
Other noncurrent liabilities	272,192
Total long-term liabilities	4,151,227
Total liabilities	7,360,151

COMMITMENTS AND CONTINGENCIES (Note 5)
Shareholders'equity.
Common stock: $.001 par value, 100,000,000 shares authorized; 47,294,000 shares issued and 47,294,000 outstanding	47,294
Additional paid-in capital	3,783,731
Deferred consulting fees	(67,250)
Deficit	(2,052,221)

Total shareholders' equity	1,711,554

Total liabilities and shareholders' equity	$9,071,705

See accompanying notes.

INTERLINK GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months June 06	3 Months June 05	Year-to-Date June 06	Year-to-Date June 05

Revenues	$1,747,404	$8,394	$2,114,404	$8,394
Cost of sales	1,277,855	9,998	1,591,865	9,998

Gross Margin	469,549	(1,604)	522,539	(1,604)

EXPENSES
Advertising	5,000	-	15,430	-
Amortization	100,630	-	188,351	-
Consulting	(14,324)	1,059,265	220,676	1,059,265
Depreciation	267,448	-	322,322	-
General and administrative expenses	113,713	96,053	182,353	123,005
Interest	82,439	-	159,919	-
Legal and professional	27,908	-	112,362	25,100
Rent	101,904	-	161,124	-
Salaries, related taxes and benefits	447,053	89,110	647,813	134,856
Taxes and licenses	83,989	-	157,831	-
Telecommunications	159,195	-	229,926	-
Travel and entertainment	49,529	-	104,145	-

Total expenses	1,424,484	1,244,428	2,502,252	1,342,226

Other income (expenses)	(10,720)	951	(1,044)	5,904

Loss before income taxes	(965,655)	(1,245,081)	(1,980,757)	(1,337,926)
Provision for income taxes	-	-	-	-

Net loss	$(965,655)	$(1,245,081)	$(1,980,757)	$(1,337,926)

Basic and diluted net loss per common share	$(0.03)	$(0.10)	$(0.06)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	35,545,931	11,969,546	34,944,987	11,724,195

See accompanying notes.

INTERLINK GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – Year to Date June 30, (unaudited)

	June 06	June 05

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(1,980,757)	$(1,337,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	322,324	1,990
Issuance of Common Stock	235,000	1,312,995
Amortization of fees	188,351	30,690
Amortization closing costs	-	-
Gain on settlement of trade debt	-	(4,953)
Changes in assets and liabilities:
(Increase) in accounts receivable	(146,202)	(15,000)
Decrease (increase) in other receivables	3,688	(1,500)
(Increase) decrease in accrued expenses	(372,896)	9,000
Decrease (increase) in accounts payable	538,042	(9,500)

Net cash provided by operating activities	(1,212,450)	796

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(171,930)	(49,410)
Increase in noncurrent assets	(187,703)	(16,337)
Payment for Venezuela company	(1,589,218)	-

Net cash used in investing activities	(1,948,851)	(65,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	558,035	242,755
Proceeds from senior convertible notes	1,443,100	-
Repayment of note payables	(186,070)	-

Net cash provided by financing activities	1,815,065	242,755

Change in cash and cash equivalents during period	(1,346,236)	177,804

Cash and cash equivalents, beginning of period	1,444,709	-

Cash and cash equivalents, end of period	$98,473	$177,804

See accompanying notes.

INTERLINK GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (unaudited)

June 30, 2006 and 2005

Note 1 - Business and Summary of Significant Accounting Policies

The Company provides advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of June 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2005. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred a net loss of $(965,655) for the quarter ended June 30, 2006, and a net loss of $(1,245,081) for quarter ended June 30, 2005. Year to date net losses were $(1,980,757) at June 30, 2006 and $(1,337,926) at June 30, 2005.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations neither of which are assured. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Loans due to shareholders. The amount $116,430 due to Shareholders is due within one year.

Note 4. Acquisition of NGTV, S.A. from NERA, S.A., effective March 15, 2006.

Effective March 15, 2006, the Company signed a Share Purchase Agreement (the “Agreement”) with NERA, SA, a Norwegian company (“Nera”), to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., (“NGTV”), a Venezuelan corporation engaged in the provision of telecommunication services in that country. Subject to the terms of the Agreement, CNH, was purchased free from any lien, charges and encumbrances, for a purchase price of $1.75 million.

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

Note 6. Accruals for labor indemnities.

Per local regulations, the Company’s foreign affiliates must accrue unpaid payroll related items as long-term accruals.  These items have been accrued pursuant to local customs and regulations.

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

Plan of Operation

As a provider of hosted VoIP telephone services, we are currently doing business in North America and South America. We provide SIP-based broadband telephone solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies. We are expanding our market penetration in Venezuela and Colombia by bringing on line two fiber lines (OC3) that will provide direct line communications to both countries. This will increase our revenues and provide cash flow to maintain and expand operations during 2007.

Results of Operations

Revenue

Total revenues increased by $1,739,010 for the three months ended June 30, 2006, as compared to the same period in 2005, and year-to-date June 30, 2006 as compared to 2005 by $2,106,010 – Increase is due to acquisition of Venezuelan affiliates and consolidating total revenues.

Cost of Sales

Cost of sales increased by $1,267,857, an increase of 12,681% for the three months ended June 30, 2006, as compared to the same period in 2005, and year-to-date June 30, 2006 as compared to 2005 by $1,581,867– Increase is due to acquisition of Venezuelan affiliates and consolidating Cost of sales.

Selling, general and administrative expenses

Total expenses increased by $180,056, an increase of 14% for the three months ended June 30, 2006 as compared to the same period in 2005.  Decrease in consulting services of $1,073,589 during the three months ended June 2006 when compared to the same period in 2005, and $835,589 year-to-date June 30, 2006 as compared to 2005 is due to underwriting fees incurred in 2005 for the issuance of subordinated notes and issuances of our shares.  All other expenses increased during three months ended and year-to-date June 30, 2006 when compared to the same period in 2005 and year-to-date 2005 were due to acquisition of Venezuelan affiliates and consolidating expenses.

Net loss

Net loss decreased by $279,426, a decrease of 22% for the three months ended June 30, 2006 when compared to the same period in 2005, and an increase for the year-to-date June 30, 2006 net loss as compared to 2005 by $642,831. Decrease is due to increase in all other expenses except consulting services, and the increase is due to the acquisition of Venezuelan affiliates and consolidating expenses.

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

Employees

At present we are fully staffed with 11 employees at Interlink, our Venezuelan Affiliate has 21 employees and approximately 50 sales agents and our Colombian Affiliate has 6 employees and 50 sales agents. We do no anticipate increasing our staff.

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

Item 1. Legal Proceedings (cont)

Our causes of action arise from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Mr. Padhi. On May 2006, the case was settled and the Company received back all one million shares, and all other claims were satisfied.

On May 2006, Strategic Computer Solutions (“SCS”) filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company. The Company believes the products were never received by an authorized employee of the Company.  Ultimately, the Company prevailed and won summary judgment.

Interlink has long had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising company for Interlink Global Corp., remuneration was in the form of stock issues and repayment of  loans to the Company. A Settlement Agreement was reached between TBeck Capital  and Interlink Global Corp., in amount of $10,000, payable to TBeck, dated August 2, 2007 – mutual release of all claims by all parties to this relationship.

Item 2. Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during fiscal quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities.None.

Item 4. Submission of Matters to a Vote of Security Holders.None.

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

Item 5. Other Information (cont)

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

REPORTS ON FORM 8-K  - We did file Form 8-K on March 15, 2006 – acquisition of NGTV and CNH .

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