Form 10QSB
period 2006-09-30
INTERLINK GLOBAL CORP
filed 2007-08-28
CIK 829606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL INFORMATION

Item 1. Financial Statements.      INTERLINK GLOBAL CORPORATION
              (unaudited)                      CONSOLIDATEDBALANCE SHEET at September 30, 2006

            ASSETS

Current assets
Cash and cash equivalents	$-
Accounts receivable, less allowance $596,229	1,028,230
Prepaid value added tax	1,021,736
Loan closing costs, less accumulated amortization of $134,300	253,615

Total current assets	2,303,581

Equipment, less accumulated depreciation of $5,508,826	6,306,552
Other non current assets	173,247

Total assets	$8,783,380

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$15,449
Bank overdraft
Accounts payable	2,722,817
Notes payable	16,830
Senior convertible notes, current	706,618
Other current liabilities	384,537

Total current liabilities
3,846,251
Long-term Liabilities
Senior convertible notes, noncurrent	2,590,932
Accruals for labor indemnities (Note 6)	1,105,232
Loans due to shareholders	182,430
Other noncurrent liabilities	272,193
Total long-term liabilities	4,150,787
Total liabilities	7,997,038

COMMITMENTS AND CONTINGENCIES (Note 5)

Shareholders' equity.
Common stock: $.001 par value,
100,000,000 shares authorized; 44,019,000
shares issued and 49,019,000 outstanding	49,019
Additional paid-in capital	3,954,506
Deferred consulting fees	(39,501)
Deficit	(3,177,682)
Total shareholders' equity	786,342
Total liabilities and shareholders' equity	$8,783,380

See accompanying notes.

INTERLINK GLOBAL CORPORATION
CONSOLIDATEDSTATEMENTS OF OPERATIONS (unaudited)

	3 Months	3 Months	Year-to-Date	Year-to-Date
	Sept 06	Sept 05	Sept 06	Sept 05

Revenues	$1,949,741	$410,038	$4,064,145	$418,432
Cost of sales	1,411,836	288,065	3,003,701	298,063

Gross Margin	537,905	121,973	1,060,444	120,369

EXPENSES
Advertising	22,317	-	37,747	-
Amortization	72,504	-	260,855	-
Bad debts	61,635	-	61,635	-
Consulting	1,960	5,933,791	222,636	6,988,627
Depreciation	269,892	-	592,214	-
General and administrative expenses	141,487	104,573	323,840	216,512
Interest	82,439	-	242,358	-
Legal and professional	86,987	104,667	199,349	145,252
Rent	122,927	-	284,051 -
Salaries, related taxes and benefits	422,514	140,889	1,070,327	275,755
Taxes and licenses	58,452	-	216,283	-
Telecommunications	164,695	-	394,621	-
Travel and entertainment	126,758	-	230,903	-
Total expenses	1,634,567	6,283,920	4,136,819	7,626,146

Other income (expenses)	(28,799)	751	(29,843)	6,655

Loss before income taxes	(1,125,461)	(6,161,196)	(3,106,818)	(7,499,122)
Provision for income taxes	-	-	-	-

Net loss	$(1,125,461)	$(6,161,196)	$(3,106,218)	$(7,499,122)

Basic and diluted net loss per common share	$(0.05)	$(0.36)	$(0.11)	$(0.56)

Basic and diluted weighted average number of
common shares outstanding	25,169,763	17,017,364	31,674,600	13,507,974

See accompanying notes.

INTERLINK GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – Year to Date September 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(3,106,218)	$(7,499,122)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Bad debts	61,635	-
Depreciation expense	592,216	3,028
Issuance of Common Stock	235,000	7,347,871
Amortization of fees	260,855	80,573
Gain on settlement of trade debt	-	(4,953)
Changes in assets and liabilities:
(Increase) in accounts receivable	(209,865)	-
Increase in other receivables	(1,711)	(64,500)
(Decrease) increase in accrued expenses	(412,032	26,500
Increase (decrease)in accounts payable	1,220,920	(9,500)
Increase in bank overdraft	15,449	-

Net cash provided by operating activities	(1,343,751)	(120,103)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(216,031)	(91,381)
Increase in noncurrent assets	(357,944)	(16,337)
Payment for Venezuela company	(1,589,218)	-

Net cash used in investing activities	(2,163,193)	(107,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	559,760	537,264
Proceeds from senior convertible notes	1,613,875	(289,125)
Repayment of note payables	(111,400)	62,100

Net cash provided by financing activities	2,062,235	310,239

Change in cash and cash equivalents during period	(1,444,709)	82,418

Cash and cash equivalents, beginning of period	1,444,709	-

Cash and cash equivalents, end of period	$-	$82,418

See accompanying notes.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)

September 30, 2006 and 2005

Note 1 - Business and Summary of Significant Accounting Policies

The Company provides advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of September 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounting policies followed by the Company  are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2005. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred a net loss of $(1,236,461) for quarter ended September 30, 2006 and a net loss of $(6,161,196) for quarter ended September 30, 2005. Year to date losses were $(3,106,218) at September 30, 2006 and $(7,499,122) at September 30, 2005.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations, neither of which is assured.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Loans due to shareholders.   The amount $182,430 due to Shareholders is due within one year.

Note 4. Acquisition of NGTV, S.A. from NERA, S.A., effective March 15, 2006.

Effective March 15, 2006, the Company signed a Share Purchase Agreement (the “Agreement”) with NERA, SA, a Norwegian company (“Nera”), to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., (“NGTV”), a Venezuelan corporation engaged in the provision of telecommunication services in that country. Subject to the terms of the Agreement, CNH was purchased free from any lien, charges and encumbrances, for a purchase price of $1.75 million.

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

Note 5. Acquisition of MetroIP, effective November 14, 2006.

Effective November 3, 2006, the Company executed a Restructuration of the Stock Purchase Agreement to acquire a 66% equity interest in Metro IP Colombia S.A. (“Metroip”), a telecommunications company   headquartered in Barranquilla, Colombia. The Company delivered 465,000 shares of restricted common stock (at a price of $1 per share) to current Metroip shareholders in exchange for newly-issued equity interests from Metroip.  In the event that the 465,000 shares are insufficient for the Metroip shareholders to receive $465,000, then the Company shall issue additional shares of its common stock in order that the Metroip shareholders will receive $465,000 in proceeds.  The 465,000 shares were distributed as follows: (i) 185,000 are to be delivered for payment of a loan owed by Metroip;  (ii) 106,400 to be assigned to Metroip; and (iii) 173,600 to current shareholders of Metroip. This transaction closed on November 14, 2006

Note 6. Accruals for labor indemnities.

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

Results of Operations

Revenue

Total revenues increased by $1,539,703, or 376% for the three-month period ended September 30, 2006, as compared to the same period in the prior year and by $3,645,713 or 871% for the nine-month period ended September 30, 2006, as compared to the nine-month period ended September 30, 2005.  This increase is due to the acquisition of Venezuelan affiliates and consolidating total revenues.

Cost of Sales

Cost of sales increased by $1,123,771, an increase of 390% for the three-month period ended September 30, 2006, as compared to September 30, 2005.  Accordingly their was an increase of $2,705,638 or 908% increase for the nine-month period ended September 30, 2006, as compared to September 30, 2005.  The increase is due to acquisition of Venezuelan affiliates and consolidating cost of sales.

Selling, general and administrative expenses

Total selling, general and administrative expenses decreased by $4,649,353, a decrease of 74% for the three-month period ended September 30, 2006, compared to the three-month period ended September 30, 2005.  Most significant decrease was in consulting services of $5,931,831, due to underwriting fees incurred in issuance of subordinated notes and new shares in the three-month period ended September 30, 2006, as compared to September 30, 2005.  All other expenses increased during the three-month period ended September 30, 2006, compared to September 30, 2005, due to acquisition of Venezuelan affiliates and consolidating expenses.  The nine-month period total expenses decreased by $2,502,252 due to the same reasoning as the three-month period comparisons.

Net loss

Net loss decreased by $5,035,735, a decrease of 82% for the three-month period ended September 30, 2006, as compared to September 30, 2005; and decreased $4,392,904 or 59% for the nine-month period ended September 30, 2006 as compared to September 30, 2005.  This significant decrease is due to increase in all other expenses except consulting services, in relation to issuance of subordinated noted and issuance of new shares during the three-month period ended in September 30,2 005.  All other expenses increased due to the acquisition of Venezuelan affiliates and consolidating expenses.

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

REPORTS ON FORM 8-K  - NONE.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed  on its behalf by the undersigned, thereunto duly authorized.

INTERLINK GLOBAL CORPORATION, Registrant

Date: August 27, 2007 By: /s/ Anastasios N. Kyriakides, Anastasios N. Kyriakides Chairman of the Board and Chief Executive Officer /s/ Bill Rodriguez Bill Rodriguez Chief Financial Officer