Form 10KSB
period 2006-12-31
INTERLINK GLOBAL CORP
filed 2007-10-01
CIK 829606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to ______________ .

Commission file number- 033-20033-D

INTERLINK GLOBAL CORPORATION

NEVADA (State or other jurisdiction of incorporation or organization)	42-1655043 (I.R.S. Employer Identification No.)
1100 NW 163 Drive Miami, Florida (Address of principal executive offices)	33169 (Zip Code)

(Issuer's Telephone Number) (305) 261-2007

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No X

The issuer's gross revenue for fiscal year ended December 31, 2006, was: $5,888,845

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by referenced to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliates in rule 12b-2 of the Exchange Act).

Note: If determining whether a person is an affiliate will involve an unreasonable effort, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if assumptions are stated.

As of June 30, 2007 the issuer had 41,298,460 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any Annual Report on Form 10-KSB filed pursuant to Rule 424(b) or (c) of the Securities Act.

Transitional Small Business Disclosure Format (Check one): Yes     No X

Interlink Global Corporation
FISCAL YEAR 2006 FORM 10-KSB ANNUAL REPORT

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design and market our future products;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	our ability to attract the qualified personnel to implement our growth strategies,
•	our ability to develop sales and distribution capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	changes in our business plan and corporate strategies; and
•	other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Risk Factors” and “Management’s Discussion And Analysis.”

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

PART I

Item 1 Description of Business

History and Development of the Company

We were incorporated in Utah on November 20, 1987.  In August of 1992, our Company acquired privately-held, Infinity Worldwide Trading Corp., a New York company, and changed our name to Infinity Worldwide, Inc.  However, our  Company was inactive from 1994 until January 12, 2005, when Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation.  In February 2005, pursuant to the merger agreement, we effected a 1 share for 3 shares reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value, to the shareholders of Interlink Global Corp., the Florida corporation. Retroactive effect of the reverse stock split and the merger has been reflected in this report. The share exchange reorganization and merger allowed Interlink Global Corp. to become a wholly-owned subsidiary of Infinity Worldwide, Inc., a publicly-held shell company. From and after the closing of the reorganization and merger, our principal asset became Interlink Global Corp.   Simultaneously, we reincorporated in Nevada and the holding company named Infinity Worldwide, Inc. was changed to Interlink Global Corporation (“Interlink”).

Interlink Global Corp., was organized in Florida in November, 2004. Our corporate offices are located at 1100 NW 163rd Drive, No. Miami, FL 33169.  Our telephone number is (305) 261-2007.  Our website address is http://www.interlink-global.com. Information contained in our website is not a part of this report on Form 10-KSB.

On March 15, 2006, Interlink acquired Communication Networks Holdings, Ltd., (CNH).

The acquisition included CNH’s ownership of all issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., a Venezuelan corporation engaged in the provision of telecommunication services (NGTV).
On November 3, 2006, Interlink acquired 66% of MetroIP Colombia S.A. (MetroIP), a telecommunication company located in Barranquilla, Colombia.

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

Economic and political conditions in Latin America pose numerous risks to our operations.

We expect that a large part of our revenues will be derived from operations in Latin America, where we have significant operations.

Since our shares are thinly traded and trading on the OTC bulletin board may be sporadic because it is not an exchange, you may have difficulty reselling your shares of our common stock.

Interlink Global common stock is quoted on the OTC Bulletin Board and is thinly traded.

General (cont)

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

Our founder, Anastasios Kyriakides, beneficially owns approximately 18.44% of our common stock as of  December 31, 2006. This stockholder, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.

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

Products and Services

Business and Residential Calling Plans

Business and residential customers select a service plan based on their anticipated usage and enter into a service agreement with Interlink. Our service plans provide for unlimited calls to other Interlink customers worldwide and various levels of usage (fixed number of minutes or unlimited) for calls to Publicly Switched Telephone Network (PSTN) phones in North America and Canada and international regions (Latin American, European, and Asia-specific plans). Calls in excess of a selected limit are charged on a per-minute basis.

Subscribers can select one or more telephone numbers in any rate center where Interlink provides service, anywhere in the world.1 All Interlink customer packages include voice mail, caller ID, call waiting, simultaneous ringing, multi-phone call forwarding, call transfer, inbound call blocking, missed call logging, call return, repeat dialing, call rerouting, outbound international PSTN call block, and web-based account management and billing at no additional cost. Business customers enjoy the following additional features: auto attendant, extension-to-extension dialing, call hunt, conference bridging, and business class voicemail.

Depending on the selected service plan and promotions in effect, Interlink may sell at a discount or provide at no cost an analog telephone adapter for residential customers to use with Interlinks service. For small businesses, Interlink can offer “virtual PBX” services. For large business customers, Interlink offers hardware and software to directly connect to their existing PBX system.

1 However, extra charges may apply based on the location of the selected tariff zone, the applicability of local tolls in that zone, and any interprovider contractual restrictions that may exist.

Products and Services (cont)

We offer US customers the ability to retain their existing phone number when they switch to Interlink, subject to service availability in their current number’s tariff zone.

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

We cannot predict the effect of technological changes, such as changes relating to emerging wire line and wireless transmission technologies and the use of the Internet for traditional voice, data or other broadband services, on our business. In addition, it is impossible for us to predict with any certainty which emergent technology relevant to our business will prove to be the most economic, efficient or capable of attracting new customers.

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

Call Termination to Our Customers

We have a payment structure which permits us to receive payment for long distance calls terminated to our customers, regardless of whether they originate from the PSTN or another broadband telephony provider.

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

Internet Connectivity

In addition to the calling plans, Interlink also offers wireless internet connectivity in both Colombia and Venezuela (and will soon offer the service in Ecuador) through our own subsidiary wireless infrastructure.  This service is provided to large enterprise customers, as well as small business and residential customers so that they may have a better connectivity offer than that, which can be obtained from the traditional incumbent providers.

Products and Services (cont)

Satellite Connectivity

Interlink also offers satellite connectivity through is satellite hub in Miami. Through this hub (and with appropriate equipment on the remote side) Interlink Global Corp. can offer satellite connectivity to almost anywhere in the world.

Our 9.3 meter dish satellite can service half the United States, Europe, all Africa, and all Latin America, and Caribbean. We can service 500 clients (depending on site customer equipment, a customer can have as many as 30 E1/T1 connections). It has its own outdoors containment hub and power backup.

Data Transmission Services

We offer our customers a broad range of end-to-end network service combinations for their point to-point and point-to-multipoint telecommunications needs, ranging from simple connections to customized private network solutions. We offer our network services over our proprietary and leased networks, which are comprised of microwave wireless networks, leased lines, fiber optic lines, and satellite links.

Industry Background

Residential Wire line Communications Market

According to industry analysts there were 119.2 million U.S. residential telephone access lines in service, representing $67.2 billion of local, long distance and related revenues, in 2004.  This represents an overall decline in residential access lines and revenue from a peak of 128.2 million lines and $77.1 billion of local and long distance revenues in 2000, the result of increased competition, changes in technology, industry consolidation cellular telephones and other factors.

Residential wire line communications services historically have been offered to consumers by a variety of operators, including traditional local and long distance telephone providers such as AT&T (formerly SBC Communications), BellSouth, Citizens Communications Corp., Qwest, Sprint Nextel and Verizon. However, the competition for residential consumers has increased significantly. In recent years, many cable television service providers added telephone service to their offerings. Improvements in wireless technology have allowed a number of wireless communications providers, many of which are owned by traditional telephone operators, to capture a share of the residential telephone service market, as many former wire line customers have begun to make wireless their sole telephone service. Most recently, improvements in Voice over Internet Protocol, or VoIP, networks, which allow for the transmission of voice signals as digital data over a broadband Internet connection and in many cases require only modest capital investment to build, have created even more competition in the market. A new group of competitors, including start-up companies similar to ours, and existing cable, telephone and Internet providers, now use VoIP to offer telephone service to residential customers.

While the information listed above discusses the U.S. market, third party analysts generally agree that the rest of the world is encountering similar or higher market growth.  With the exception of South Korea and Japan (both of which far exceed the growth patterns herein), we believe that the relative numbers shown herein (adjusted for population) are indicative of the true market size that we have available in the various countries where we operate, or plan to operate.

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

Independent industry analysts expect the worldwide broadband market to experience similar trends to those experienced in the United States. For example, we believe that the worldwide broadband market will grow from 146 million subscribers at the end of 2004 to 317 million by the end of 2009. These reports cite Europe and Asia in particular as areas that have attractive growth prospects. We estimate that European broadband subscriptions, which were 40 million at the end of 2004, will grow to 92 million by the end of 2009. We also estimate broadband subscriptions in the Asia/Pacific region, which were 61 million at the end of 2004, will grow to 116 million by the end of 2009.  [Because of Interlink geographical focus, we should include statistics and forecasts regarding Latin America’s broadband market potential]

We believe the rapid deployment of broadband access in the United States and abroad will continue to enable the accelerated adoption of VoIP communications.

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

VoIP technology presents several advantages over the technology used in traditional wire line telephone networks that enable VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features. Traditional networks, which require that each user's telephone be connected to a central office circuit switch, are expensive to build and maintain. In contrast, VoIP networks route calls over the Internet using either soft switches or software, both of which are less expensive than circuit switches. In addition, traditional wire line networks use dedicated circuits that allot fixed bandwidth to a call throughout its duration, whether or not the full bandwidth is being used throughout the call to transmit voice signals. VoIP networks use bandwidth more efficiently, allocating it instead based on usage at any given moment. VoIP technology also presents the opportunity to offer customers attractive features that traditional telephone networks cannot easily support, such as online call management and self-provisioning (the ability for customers to change or add service features online).

VoIP Communications and Providers (cont)

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

Today, VoIP technology is used in the backbone of many traditional telephone networks, and VoIP services are offered to residential and business users by a wide array of service providers, including established telephone service providers. These VoIP providers include traditional local and long distance phone companies (such as AT&T, BellSouth, Qwest and Verizon), established cable companies (such as Cablevision, Charter Communications, Comcast, Cox and Time Warner Cable), competitive telephone companies (such as Time Warner Telecom), Internet service providers (such as AOL, EarthLink and MSN, Interlink Global in Venezuela and Colombia) and alternative voice communications providers (such as Interlink Global, Vonage and Skype).

While all of these companies provide residential VoIP communications services, traditional wire line telephone companies offering VoIP services to consumers, typically have high capital expenditures and operating costs in connection with their networks. In addition, depending on the structure of their VoIP networks, the VoIP services provided by some of these companies can only be used from the location at which the broadband line they provide is connected.

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

Independent industry analysts also expect the consumer VoIP market to experience significant growth abroad.  Based on these analyst reports, we believe that the worldwide VoIP market may grow from an estimated 9.4 million subscribers at the end of 2004 to 74.1 million by the end of 2009, representing a 51.0% compound annual growth rate.  Europe and Asia in particular represent large and growing markets. We estimate that there were 1.1 million VoIP subscribers in Europe at the end of 2004 and project that there will be 12.6 million at the end of 2009, representing a 62.2% compound annual growth rate.  We estimate that there were 7.1 million VoIP subscribers in Asia at the end of 2004 and projects that there will be 24.1 million by the end of 2009, representing a 27.8% compound annual growth rate.

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

Marketing

Pricing---We differentiate Interlink Global from our competitors as much as possible with our favorable rates in the Latin American market. We compete on the basis of our feature set, packaging premium features—such as those found in our enterprise packages—in a manner that is attractive to less price sensitive customers. We encourage customers to sign up for plans, such as our Latin American calling plan, which reduce our revenue volatility and our customers’ focus on per minute charges.

Nevertheless, we recognize that telecommunications, most notably at the lower end, is a commodity subject to intense competition—particularly in the US. We compete at the lower end of the market. Specifically, we will continue to strive to  have the lowest retail cost per minute for calling to the largest cities in Latin America. We believe this generates a perception among our less price sensitive customers that Interlink Global always offers a solid value at a competitive price. This, in turn, creates significant brand loyalty and reduces churn. Because Interlink Global has one of the lowest cost structures in the industry, we believe that we can compete even at the low end of the market without significant erosion of our margins.

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

We will provide low priced and or free connection devices (ATA’s or IP phones) when the retail customer signs a minimum one year contract. While we are exploring the possibility of having these units sold via a leasing company with the individual customer contracts (and credit cards) as the security.

Channel Strategy

Interlink will utilize a diversified channel approach which will allow for the greatest penetration and customer growth within the shortest time period while upholding our conservative spending approach.

We will distribute our software through strategic relationships with leading Internet and computer hardware and software companies in South America. Our goal is to have our software bundled with our partners' products and services and distributed domestically and internationally.

We will enter into various agreements with focused web sites to promote our products/services, by hosting Interlink referral links on their web sites. We will either pay per sign up (once the customer has completed a 60 day subscription period), or provide a percentage of the reoccurring revenue for a period of one year (when the subscriber signs a minimum one year contract).

We will utilize multilevel marketing as well as master agents (wholesale customers) to address the retail market. We also believe that there is a substantial upside by using eBay as a sales outlet (either directly, through multilevel marketing and/or through master agents). These combinations can allow us to build a substantial retail base without having the cost associated with building a large in-house sales team.

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

Our indirect sales team consists of an in-house sales group which oversees our registered sales agents; our reseller marketing program; and our Refer-a-Friend program.

Supply Chain Partners

Our most significant variable cost on a per subscriber basis is the customer premises equipment, the Analogue Telephone Adapter (ATA) device. Regardless of whether the cost is paid directly by the customer (which raises the cost to the customer of switching telephone services) or subsidized by Interlink (which raises our customer acquisition costs), it is in our best interest to seek the lowest possible cost for these ATA devices. Fortunately, these devices are now commodities as their core technology (in a semiconductor + software package) is widely licensed by TI and Netergy to Asian chipset suppliers. Initially, we contracted with Signal C for an ATA device that was functionally similar to those offered by Motorola and Cisco but which cost 30% less. We are now purchasing from another Asian company, a more advanced version with a smaller form factor, and better feature set. Long-term, as our subscriber base increases, we may contract directly with a manufacturer to take advantage of volume discounts without paying a markup for branding or distribution.

Competition

We compete on the basis of our experience, network quality, customer service, range of services offered and price. Our competitors fall into three broad categories:

•	public telecommunication operators (“PTO(s)”) in each country where we operate

•	other companies that operate competing satellite and terrestrial data transmission businesses, including newer entrants from more developed telecommunications markets outside of Latin America

•	large international telecommunications carriers

•	other VOIP operating companies

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

Competition (cont)

We believe that by maintaining our position as a reliable, high quality provider of telecommunications services, while strengthening the quality of our network and the breadth of service offerings through our Radio Network, we will be able to maintain our current customers and successfully attract new customers.

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

In the third category, major telecommunications carriers, including PTOs, have entered, or indicated their intention to enter, the Latin American telecommunications market as deregulation in Latin America and elsewhere opens new market opportunities. Increasing competition may significantly affect our pricing policies. In particular, PTOs, including Telefonica in Spain have expanded their regional presence through acquisitions of smaller competitors in specific countries. We cannot assure you that any future competition arising from major telecommunications carriers will not adversely affect our financial condition or results of operations.

Our principal competitors include:

•
Spain’s Telefonica S.A., which provides through its affiliates fixed line and cellular telecommunications services, data transmission services and audiovisual content and media services in Spain, Latin America and other regions.

•
Telecom Italia SpA, a global telecommunications provider, which operates through affiliates in Latin America principally in the field of mobile telephony (but also fixed-network, Internet, data transmission, telex and telegraphy) services in Argentina (through its ownership stake in Telecom Argentina held through Nortel Inversora), Bolivia, Brazil (through its wholly-owned TIM Brasil Group), and Paraguay, with publicly-announced goals of developing a continent-wide GSM network in South America.

•	IBM, EDS and other local system integrators.

•
Virtual operators address the market on a national or global basis. They can leverage their reach to achieve economies of scale better than any other competitor. Virtual operators also offer unique value for mobile customers. Leading virtual operators include Vonage, Net2Phone, and Packet8.

We believe that, the  use new or emerging voice and data transmission services or technologies that are not widely available in Latin America, such as wireless-based systems dedicated to data and voice distribution services provides us with a current advantage. But we can not guarantee that  this advantage will be maintained in the future.

Rates are not regulated in our countries of operation, and the prices for our services are strongly influenced by market forces. We believe that increasing competition will result in increased pricing pressures. We have  faced and expect to continue to face declining prices and may experience margin pressure as the PTOs in the countries where we have operations modernize their facilities, adapt to a competitive marketplace and place greater emphasis on data telecommunications and as other companies enter the Latin American telecommunications market. These price and margin declines have also accelerated, and will likely continue to do so, as new competitors enter our markets.

The principal barriers to entry for prospective providers of private telecommunications network services such as ours are the development of the requisite understanding of customer needs and the technological, commercial experience, comprehension of, and experience with, the complex regulatory environments in Latin America and the Caribbean, infrastructure to provide quality services to meet those needs, and working capital.

Competition (cont)

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

In addition, we have registered the following Internet domain names:

Nettalkasia.com
Nettalkbiz.com
nettalkbusiness.com
Nettalkcanada.com
nettalkeurope.com
nettalkfree.com
nettalkglobal.com
nettalkhome.com
nettalkiptv.com
nettalkla.com
nettalkmexico.com
nettalktelecom.com
nettalkuk.com
nettalkusa.com
nettalkwifi.com
nettalkwimax.com

Our software utilized for the NetTalk VOIP/Video phone utilizes code and algorithms developed by us or for us on a work-for-hire basis.  We consider this software as copyrightable material, trade secrets and other proprietary material. We currently are having attorneys and patent searches carried out to ascertain the exact extent to which we can seek patent protection for this software.

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

Communications Assistance for Law Enforcement Act Compliance.

The Communications Assistance for Law Enforcement Act (“CALEA”), enacted in 1994, required telecommunications companies to rewire their networks so police could have access for wiretaps and other surveillance measures. However, CALEA specifically exempted "persons or entities insofar as they are engaged in providing information services." The Justice Department recently filed a FCC petition that Internet broadband and online telephone providers should be treated the same as traditional telephone companies. As a result of this petition, the FCC has adopted, on May 3, 2006 a Second Report and Order and Memorandum Opinion and Order (Order) that addresses several issues regarding implementation of the Communications Assistance for Law Enforcement Act (CALEA), enacted in 1994.  The primary goal of the Order is to ensure that law enforcement agencies (LEAs) have all of the resources that CALEA authorizes to combat crime and support security, particularly with regard to facilities-based broadband Internet access providers and interconnected voice over Internet protocol (VOIP) providers.  The Order attempts to balance the needs of law enforcement with the competing aims of encouraging the development of new communications services and technologies and protecting customer privacy. The First Report and Order in this proceeding concluded that facilities-based broadband Internet access and interconnected VOIP providers were covered by CALEA. This second Order addresses remaining issues raised in this proceeding and provides certainty that will help achieve CALEA compliance, particularly for packet-mode technologies. This order states as follows:

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

Second, the Order clarifies that this May 14, 2007, compliance date will apply to all facilities-based broadband Internet access and interconnected VoIP providers.  Applying the same compliance date to all providers will eliminate any possible confusion about the applicability of the deadline, avoid any skewing effect on competition, and prevent migration of criminal activity onto networks with delayed compliance dates.

GOVERNMENT REGULATION (cont)

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

Interlink Global Corp. has long expected the final ruling to be along the lines that this final order presented. With this in mind, we opted not to use a Trusted Third Party(TTP), as it ultimately does not relieve Interlink Global Corp. of the responsibility in providing the information and or intercepts, specified, in a timely manner. Therefore, we have chosen to implement a store and forward solution that will first, redirect the desired conversation first to a reserved, secure, server in order to store a copy of the conversation data. This data, will then automatically be forwarded to the proper authority authorized to have the data. This solution was implemented and tested.

RESEARCH AND DEVELOPMENT

We have not expended material amounts on research and development in calendar year 2005 or 2006.

EMPLOYEES

We have 10 employees all of whom work on a full-time basis.  As of December  31, 2006, our Venezuelan subsidiary, NGTV, has 44 full-time employees and 61 part-time employees, our Colombian subsidiary, MetroIP, has 5 full-time employees .  We consider our relationships with our employees to be good.

Item 2. Description of Property

The Company leases a switch room and antenna pad space for its telecommunications equipment.

The office is located at 1100 NW 163rd Drive, Miami, Florida 33169.  The leases are effective through May 31, 2008.   We believe the facilities located in Miami to be in satisfactory condition for the purposes required.  Minimum annual rental payments, including sales tax and monthly electricity expense, aggregate $196,053. As of December 31, 2006, the net book value of property, plant and equipment in Venezuela (transmission equipment, land and furniture and fixtures) approximated $5.5 million.

NGTV, the Company’s wholly-owned subsidiary, leases a 4,120 square feet headquarters at Caracas, Venezuela.  The lease was for two years with expiration date on September 2007 for approximately $7,000 per month plus utilities.  Lease was renewed for two years with expiration date at September 2009. Each year the lease is adjusted according to inflation.  We believe facilities located in Venezuela to be in satisfactory condition for the purpose required.

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

On May 2007,  the case was settled and the Company received back all one million shares, and all claims were satisfied.

On May 3, 2006, Strategic Computer Solutions (“SCS”) filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company.  The Company believes the products were never received by an authorized employee of the Company.  Ultimately, the Company prevailed and won summary judgment.

Interlink has long had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising company for Interlink Global Corporation. Remuneration was in the form of stock issues and repayment of  loans to the company.  A Settlement Agreement was reached between TBeck Capital  and Interlink Global Corp., in amount of $10,000, payable to TBeck,  dated August 2, 2007 – mutual  release of all claims by all parties to this relationship.

In addition, we are subject from time-to-time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2006, we were not a party to any material litigation, claim or suit whose outcome we believe have a material effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information
Our common stock was traded on the Pink Sheets (“Pink Sheets”) under the symbol “ILKG.OB.” The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years, adjusted to reflect the reverse split on a three to one basis such that each old share represent 1/3 of a new share effected in February, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to our reverse merger, our common shares were quoted on the Pink Sheets under the symbol “TDIH.”

	High	Low
Fiscal Year 2005
Third Quarter	$1.45	$0.70
Fourth Quarter	$1.25	$0.70

Fiscal Year 2006
First Quarter	$3.04	$1.25
Second Quarter	$2.85	$1.25
Third Quarter	$1.95	$0.85
Fourth Quarter	$1.75	$0.35

On December 31, 2006, the closing price our common stock on the Pink Sheets was $0.85 and there were approximately 179 holders of record of our common stock.

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

Recent Sales of Unregistered Securities - None

Item 6. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

•	our ability to finance our activities and maintain our financial liquidity;
•	our ability to enter into new agreements and to maintain and renew existing licensing agreements;
•	stability of foreign regimes, specifically Venezuela;

FORWARD-LOOKING STATEMENTS (cont)

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

QUASI-REORGANIZATION

The Board of Directors authorized a quasi-reorganization effective December 31, 2005. A quasi-reorganization is an accounting procedure that allows a company to restructure its capital accounts to remove an accumulated deficit without undergoing a legal reorganization.  In this regard, the accompanying balance sheet has been restated to reflect the elimination of the deficit of $7,653,305 as of December 31, 2005, against the paid- in capital account.

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

MATTERS EFFECTING SHORT-TERM OR LONG-TERM LIQUIDITY (cont)

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

CHANGES IN FINANCIAL STATEMENT BALANCES

Financial Condition – Balance Sheet

Net fixed assets increase by $6,012,840, an increase of 1,889%.  Increase was due to acquisition of two subsidiaries during 2006. Total assets increase by $6,260,783, increase of 309%.  Increase was due to acquisition of two subsidiaries during 2006. Current liabilities increase by $2,125,557, increase of 117.  Increase was due to decrease in Senior debentures (current portion) and increase in all other current liabilities due to acquisition of two subsidiaries during 2006.

Total liabilities increase by $5,584,595, increase of 219%.  Increase was due to new issuance of Senior debentures and increase in all other long term liabilities due to acquisition of two subsidiaries during 2006.
Total equity increase by $690,197, increase of 132%.  Increase is due to new capital.

During our fiscal year ended December 31, 2006, funds have been raised from two primary sources: (i) from the issuance of restricted common stock and (ii) from a note offering  The note offering is in accordance with a Note and Warrant Purchase Agreement, dated November 29, 2005; the note bears interest at ten percent and matures May 29, 2007.
Maturity date was extended to December 31, 2007.

Results of Operations

Gross revenues for 2006 decreased by $7,499,644, a decrease of 56%.  Decrease is due to reclassification of arbitrage revenue net of Cost of sale. Decrease in Gross Revenues is due to new accounting regulations dealing with arbitrage accounting.  Cost of sale decreased by $8,893,335, a decrease of 67%.  Decrease is due to reclassification of arbitrage expenses net of Gross revenues.  Decrease in cost of sale is due to new accounting regulations dealing with arbitrage accounting.  If stated comparably, our Gross Revenue for December 31, 2006, were $11,739,641 and Cost of Sales were $10,231,509.

Gross profit increase by $1,393,691, increase of 736%.  Increase is due to acquisition of two subsidiaries during 2006 and higher profit margin on new products.

Total expenses increase by $3,909,913, increase of 215%. Increase was due to acquisition of two subsidiaries during 2006.

Interest expense increase by $334,682, an increase of 98.99%.  Increase was due to new Senior debentures issued during 2006.

Net loss increase by $3,050,168, an increase of 189%.  Increase was due to acquisition of two subsidiaries during 2006 and increase in Senior debentures – increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

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

For both the Series A Senior Convertible Note, dated November 29, 2005, and the two Series B Senior Convertible Notes, dated February 28, 2006, one-fourteenth (1/14th) of the principal and all accrued but unpaid interest was to be repaid monthly, commencing April 2006 and July 2006, respectively. In consideration of the Company reducing the exercise prices of the warrants to $1.05 per share, the note holders have agreed to delay payment until January 2008.

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

Revenue Recognition (cont)

We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable. Accordingly, the Company’s revenue is recorded on a gross basis, in 2005.  However, Company’s Revenue is recorded on net basis in 2006.

Stock-Based Compensation

As of December 31, 2006, the Company has not issued any share based payments to its employees.

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

Financial Statements:
Report of Independent Registered Public Accounting Firm
Audited Balance Sheet as of December 31, 2006, and 2005
Audited statements of operations for years ended December 31, 2006, and 2005
Audited statements of cash flows for years ended December 31, 2006, and 2005
Audited statements of deficiency in assets for years ended December 31, 2006, and 2005
Notes to audited financial statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure – None.

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

        Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

Item 8/B. Other Information - None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the SEC.

MANAGEMENT

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position Held	Initial Election or Appointment Date
Anastasios Kyriakides	59	Chairman, Chief Executive Officer and Secretary	February 2004
Kenneth A. Hosfeld	56	Executive Vice President and Director	February 2004
Bill Rodriguez	59	Chief Financial Officer	April 2007
Stephan M. Gardner	63	Vice President and Director	November 2004
Severino Rivano	61	Vice President, Marketing and Director	November 2004

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

BUSINESS EXPERIENCE

ANASTASIOS KYRIAKIDES.  Mr. Kyriakides has been our President and CEO since inception. Mr. Kyriakides received a Bachelor of Science degree in business from Florida International University in 1975; in 1977, he received a degree in investment banking from the American Institute of Banking. Mr. Kyriakides has extensive experience in the field of shipping investment banking and venture capital and the process of public and private offerings. From 1979 to the present, Mr. Kyriakides has consulted for numerous companies in the areas of shipping, travel, banking, and electronics. His cruise ship career started with Carnival Cruise line out of the Port of Miami, and continued to a successful start up with Tropicana Cruises; one of the first gaming ships out of the Port of Miami.  In 1994, Mr. Kyriakides became the Chairman of Montgomery Ward Travel, a company created to provide full travel services to eight million Montgomery Ward customers and credit card holders; he served in this capacity from 1994 to 1996. Mr. Kyriakides had previously organized the successful start-up of Seawind Cruise Line in 1990; there, he was the founder, and later, the Chairman, CEO, and Secretary until 1994. In 1984 Mr. Kyriakides founded Regency Cruise Line, the world’s first publicly traded company in passenger shipping, and served as its Chairman and Secretary until 1987. In 1983, Mr. Kyriakides founded the Mylex Corporation www.mylex.com to develop and produce the world’s first hand-held optical scanner and VGA card for personal computers. As the President and Chairman, Mr. Kyriakides guided Mylex from its beginning as a private company to its becoming a public company traded on the NASDAQ under the stock symbol MYLX until it was acquired as a wholly-owned subsidiary of IBM (NYSE: IBM). Mr. Kyriakides, in 1983, was the founder and Chairman of Tower Bank NA, a full service commercial bank, with three offices, headquartered in Dade County, Florida.

Mr. Kyriakides, in 1980, worked at Delcor Industries of Hollywood, Florida, an electronic manufacturing facility, assembling OEM products for various electronic companies including IBM mainframe and cable division employing over 150 skilled employees.  Mr.Kyriakides, in 1979, was the founder and Chairman of Lexicon Corporation, the world first hand-held electronic language translator the LK3000 that translated in to 12 different languages.  From its inception to its becoming a publicly traded company on the NASDAQ, under the symbol LEXI, until it was acquired by Nixdorf Computers of Germany.  From 2001 to 2004 Mr. Kyriakides was the founder and Chairman of the on-line brokerage firm NowTrade, Corp. and also the founder and chairman of Internet Stock Market Corp. an Investment Relations and Public Relations firm for Public Companies.

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

Bill Rodriguez, is a Florida Certified Public Accountant (CPA), he earned a bachelors degree from the University of Miami in Coral Gables, FL, with majors in Accounting and Business Administration.  He also earned a Master of Business Administration (MBA) from Nova Southeastern University in Davie, FL.  He has extensive accounting and financial reporting experience in Banking, Real Estate Brokerage, Property Management and telecommunication industries.  He was also an auditor/examiner for the Federal Deposit Insurance Corporation (FDIC).

BUSINESS EXPERIENCE (cont)

STEPHAN M. GARDNER.  Mr. Gardner earned a bachelor's degree from the University of Miami in Coral Gables, Florida, with majors in Business Administration and Journalism. He has extensive experience in the fields of investment banking, sales consulting and television production. From 1970-1979, Mr. Gardner was an independent television producer headquartered in San Juan, Puerto Rico. From 1979, he owned several companies, which provided consulting services in the fields of banking, health care, and sales administration in California as well as Florida.  From January 2001 to November 2004, Mr. Gardner served as Sales Manager and  Representative for Solaroll Shade and Shutter, and Roll-A-Way, Storm and Security Shutters, of St. Petersburg, Florida, a division of Valco Enterprises.
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

SEVERINO RIVANO.  Mr.  Rivano has been our Vice President, Marketing and a member of our Board of Directors since December 2004.  Mr. Rivano’s extensive knowledge of the International Telecommunication’s Market is based on over 30 years of experience and field presence, in Europe, Latin America, Africa and the USA. Mr. Rivano actively participated in introducing evolving technologies, applied to developing markets. Mr. Rivano has worked as a Math & Telecommunications University Professor, Program manager of notable international projects. He was a co-founder and Director of a mobile Trunking Radio system operator. Mr. Rivano consulted for Trimble navigation, Bristol Babcok and Positron. He has been International Sales Manager for Multinationals such as GE and Singer as well as, director of strategic accounts for Harris Corp. and international sales director for Viadux. He has pioneered the introduction of new technologies, developed markets and businesses for GE, CCA, Bristol Babcok, Harris Corp. Mr. Rivano is fluent in four languages.  From December 1994 to June 2001 he served as a sales director for Adean Countries, a company based on Bogota, Columbia.  In June 2001 he worked as a director of Harris Corporation, Microwave Communications Division as a director for strategic accounts until July  2002 out of their Miami.  He worked as a consultant until November 2002. From December 2002 to November 2004 he served as an international sales manager, for Viadux Corp., a maker of  xDSL broadband systems and IP applications products.  He has also acted as President of New Global Telecom Venezuela (NGTV), Carrier, data, voice and Long distance operator in Venezuela since July 2006.

Board of Directors

Our board of directors currently consists of five members. Our bylaws will provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.

Board Meetings and Committees

The Board of Directors held six meetings during 2006.  The Board of Directors now has one standing committees - an Audit Committee.  Current committee members are listed below.  The functions of the Audit Committee are to recommend selection of independent public accountants to the Board of Directors, to review the scope and results of the year-end audit with management and the independent auditors, to review the Company's accounting principles and its system of internal accounting controls and to review the Company’s annual and quarterly reports before filing with the Securities and Exchange Commission.  The Audit Committee was formed in 2006 and did not meet during 2006.  The current members of the Audit Committee are Anastasios Kyriakides and Bill Rodriguez.

Mr. Bill Rodriguez, our Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience preparing auditing, analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. Rodriguez is not an elected director of the company.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year none of our directors, executive officers and persons who own more than 10% of our common stock made any Section 16(a) filings if they were so required.

Item 10. Executive Compensation

SUMMARY OF COMPENSATION

The following table summarizes all compensation received by our Chief Executive Officer for services rendered to us and several other officers who earned more than $100,000 in fiscal year 2006.  These persons are referred to as our Named Executive Officers.

SUMMARY COMPENSATION TABLE
	ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION	SECURITIES UNDERLYING OPTIONS # OF SHARES

Anastasios Kyriakides,	2006	$59,500	NONE	NONE	NONE
Chairman, CEO and Secretary and Director	2005	$57,550	NONE	NONE	NONE

Kenneth Hosfeld,	2006	$43,750	NONE	NONE	NONE
VP and Director	2005	$50,700	NONE	NONE	NONE

Severino Rivano,	2006	$25,700	NONE	NONE	NONE
VP and Director	2005	$41,933	NONE	NONE	NONE

Stephan Gardner,	2006	$29,500	NONE	NONE	NONE
VP and Director	2005	$34,500	NONE	NONE	NONE

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2006 - None

EMPLOYMENT ARRANGEMENTS

We have entered into an Employment Agreement with our Chief Executive Officer, Anastasios Kyriakides.  The agreement is dated as of November 22, 2004.  In consideration of his services to us, we have agreed to pay him a base salary of $52,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of December 31, 2006, none of these incentive arrangements and plans had been realized. The agreement is effective through December 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of December  31, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o Interlink Global Corporation, 1100 NW 163rd Drive, No. Miami, FL  33169.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (cont)

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws.  With respect to the table below, we have based our calculation of the percentage of beneficial ownership of 26,048,000 shares of common stock outstanding as of December 31, 2006.
In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of December  31, 2006. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

COMMON STOCK

NAME OF DIRECTOR, OFFICER AND BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF OUTSTANDING SHARES OF COMMON STOCK
Anastasios Kyriakides	7,569,000(1)	18.44%
Kenneth Hosfeld	2,329,000	5.67%
Stephan M. Gardner	1,800,000	4.39%
Severino Rivano	1,001,000	2.44%
All Officers & Directors As a Group (6 persons)	13,349,000	32.52%
Total	26,048,000	63.46

(1)
Includes 600,000 Shares held by Anastasios & Maria Kyriadides as Joint Tenants, 3,669,000 Shares held by the [Maria, Nicholas, Stephanie, Peter Kyriakides Trust] and 3,300,000 Shares held by the [Maria, Nicholas, Stephanie, Peter Kyriakides Trust]

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due to Shareholder’s loan in amount of $349,883 was outstanding at December 31, 2006 – one year term, no interest.

Item 13. Exhibits

The following documents are filed as part of this report:
 (1) Financial Statements - See Index to Audited Financial Statements under Item 7 above.
 (2) Exhibits - See Index to Exhibits following the signatures to this report.

Item 14. Principal Accountants Fees and Services

The following table sets forth fees billed to Interlink Global Corporation by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for:  services rendered for the audit of our annual financial statements and the review of our quarterly financial statements.

	December 31, 2006	December 31, 2005

Audit Fees	$ 80,438	$ 93,672

 SIGNATURES,

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of Sept., 2007.

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

Signatures	Title	Date

ANASTASIOS KYRIAKIDES /s/ ANASTASIOS KYRIAKIDES	Chief Executive Officer, Chairman and Secretary (Principal Executive Officer)	Sept. 28, 2007
BILL RODRIGUEZ /s/ BILL RODRIGUEZ	Chief Financial Officer (Principal Financial and Accounting Officer)	Sept. 28, 2007
KENNETH A. HOSFELD /s/ KENNETH A. HOSFELD	VP & Director	Sept. 28, 2007
SEVERINO RIVANO /s/ SEVERINO RIVANO	VP & Director	Sept. 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Interlink Global Corporation
Miami, Florida

We have audited the accompanying consolidated balance sheet of Interlink Global Corporation and Subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Global Corporation as of December 31, 2006 and 2005, and the results of their operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has used, rather than provided, cash from operating activities, has a working capital deficiency, and incurred a loss for the year ended 2006 of approximately $4,650,000.  These factors, and others, raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations.  Management’s plans in regard to these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPAs

Miami, Florida
September 21, 2007

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

CURRENT ASSETS
Cash and equivalents	40,477
Accounts receivable, less allowance of $570,486	957,534
Employee advances	10,187
Other receivables	46,332
Prepaid expenses	133,916
Loan closing costs, current portion	124,967
Deferred tax asset less valuation allowance of $1,225,328	-
Total current assets	1,313,413

Property and Equipment
Telecommunications Equipment	12,108,341
Furniture & Fixtures	7,177
Other Equipment	15,499
Software	17,089
Total fixed assets	12,148,106
Less accumulated Depreciation	(5,817,005)
Property and equipment, net	6,331,101

Prepaid value added tax	563,905
Deposits	80,898

TOTAL ASSETS	8,289,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,667,489
Accrued expenses	185,969
Accrued interest	324,796
Notes payable	51,873
Senior convertible debentures, current portion	706,618
Total current liabilities	3,936,745

LONG-TERM LIABILITIES
Advances from officers	259,883
Due to stockholder	90,000
Accrual for labor indemnities	866,360
Customer deposits	83,846
Other	307,302
Senior convertible debentures	2,590,932
Total long-term liabilities	4,198,323
TOTAL LIABILITIES	8,135,068

Minority Interest	(14,009)

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5, AND 6)

STOCKHOLDERS' EQUITY
Common Stock: $0.001 par value,	47,599
100,000,000 shares authorized; 47,598,922 shares issued
and outsanding.
Additional paid-in-capital	4,846,118
Deficit	(4,725,459)
TOTAL STOCKHOLDERS' EQUITY	168,258

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	8,289,317

See accompanying notes.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31,	2006	2005

REVENUES	5,888,845	13,388,489

COST OF REVENUES	4,305,900	13,199,235

GROSS MARGIN	1,582,945	189,254

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	50,491	-
Amortization of deferred fees	431,211
Bad debts	35,930	343,000
Consulting and Technical Services	299,307	317,000
Depreciation	872,912	158,944
Impairment assets	581,358	-
Professional Fees	231,331	226,884
Organization costs	-	25,100
Other expenses	455,940	138,108
Rent and occupancy	393,847	52,705
Salaries and wages	1,550,473	420,920
Taxes and licenses	220,996	-
Telecommunications	458,530	36,763
Travel and entertainment	144,175	97,164
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	5,726,501	1,816,588
LOSS BEFORE OTHER INCOME (EXPENSES)	(4,143,556)	(1,627,334)

OTHER INCOME (EXPENSES)
Gain on settlement	-	4,953
Interest income(expense)	(338,098)	3,416
Other	(186,350)	1,129
TOTAL OTHER INCOME (EXPENSES)	(524,448)	9,498

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(4,668,004)	(1,617,836)

PROVISION FOR INCOME TAXES	-	-

LOSS BEFORE MINORITY INTERST	(4,668,004)	(1,617,836)

MINORITY INTEREST	14,009	-

NET LOSS	(4,653,995)	(1,617,836)

Weighted average shares outstanding - basic and diluted	36,806,198	14,655,802

Net Loss per share - basic and diluted	(0.13)	(0.11)

See accompanying notes.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity

			Additional	Stock	Deferred
	Common Stock		Paid-In	Subscription	Consulting
	Shares	Par Value	Capital	Receivable	Fees	Deficit	Total

Balance Dec 31, 2004	11,472,667	11,473	509,876	-	-	(535,802)	(14,453)

Effect of shares issued in merger	14,968,218	14,968	(14,968)	-	-	-	-

Issuance of Common Stock
Cash	1,012,037	1,012	831,238	(300,000)	-	-	532,250
Settlement of debt	430,000	430	114,670		-	-	115,100
Consulting and technical	317,000	317	316,683		-	-	317,000
Deferred consulting fees	325,000	325	324,675		(325,000)	-	-
Founder shares	4,869,000	4,869	-	(4,869)	-	-	-

Amortization deferred fees	-	-	-	-	146,000	-	146,000

Net loss	-	-	-	-	-	(1,617,836)	(1,617,836)

Effect of Quasi reorganization	-	-	(2,082,174)	-	-	2,082,174	-
Sub-total	21,921,255	21,921	(509,876)	(304,869)	(179,000)	464,338	(507,486)

Balance at Dec 31, 2005	33,393,922	33,394	-	(304,869)	(179,000)	(71,464)	(521,939)

Issuance of common stock
Cash	7,419,000	7,419	1,066,688	304,869	-	-	1,378,976
Services	235,000	235	234,765	-	-	-	235,000
Acquisition of CNH/NGTV	6,000,000	6,000	2,994,000	-	-	-	3,000,000
Acquisition of MetroIP	551,000	551	550,665	-	-	-	551,216
Deferred consulting fees	-	-	-	-	179,000		179,000

Net loss	-	-	-	-	-	(4,653,995)	(4,653,995)

Balance at Dec 31, 2006	47,598,922	47,599	4,846,118	-	-	(4,725,459)	168,258

See accompanying notes.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31,	2006	2005

Net Loss	(4,653,995)	(1,617,836)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation expense	872,912	6,715
Gain on settlement of trade debt	-	(4,953)
Bad debt	61,635	-
Impairment of assets	546,230	-
Issuance of common stock for services	235,000	317,000
Amortization of deferred fees	411,004	158,944
Changes in assets and liabilities:
Increase in accounts receivable	(159,368)	(6,742)
Increase in other receivables	(1,934)	(1,500)
Increase in accounts payable	1,141,144	98,865
Increase in accrued expenses	(273,192)	12,108
Net cash used in operating activities	(1,820,564)	(1,037,399)

Cash Flows from Investing Activities:
Purchase of property and equipment	(296,744)	(324,976)
Increase in noncurrent assets	(743,374)	(37,266)
Payment for purchase of Venezuelan company, net	(1,589,218)	-
Net cash used in investing activties	(2,629,336)	(362,242)

Cash Flow from Financing activities:
Issuance of common stock	2,063,473	532,250
Issuance of common stock for settlement of debt	-	115,100
Proceed from stock subscription receivable	304,869	-
Net proceeds from senior convertible notes	-	1,767,000
Proceeds from note payable to officer	144,840	25,000
Proceeds from due to stockholder	90,000	-
Net increase in other notes payable	442,486	405,000
Net cash provided from financing activities	3,045,668	2,844,350

(Decrease) Increase in cash	(1,404,232)	1,444,709

Cash and equivalents, beginning	1,444,709	-

Cash and equivalents, ending	40,477	1,444,709

Supplemental disclosures
Cash paid for interest	$13,302	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures for non-cash items:
Shares for consulting and technical services	$235,000	$317,000
Shares issued for settlement of debt	$-	$115,100

See accompanying notes.

INTERLINK GLOBAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 AND 2005

Note 1 Organization and Summary of Significant Accounting Policies

Nature of Operations
The Company provides telecommunications applications utilizing hardware and software that enables its domestic and world-wide users to access the worldwide Internet as transmission medium for telephone calls locally and throughout the world. The sale of Internet telephone is made possible using Voice over Internet Protocol (“VoIP”). Our markets are located in Latin America (namely Venezuela and Colombia).

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

Basis of presentation
The accompanying consolidated financial statements include the accounts of Interlink Global Corporation, and it’s owned subsidiaries, Communication Networks Holdings, Ltd. (CNH) and MetroIP.  All significant inter-company accounts and transactions between Interlink Global Corporation and Subsidiaries for the periods presented have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquids debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts receivable and allowance for Doubtful accounts
Trade and other receivable are reported at face value less any provisions for uncollectible accounts considered necessary.  Accounts receivable primarily includes trade receivables from customers.

The Company estimates doubtful accounts on an item-by-item basis and include over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are 90 days or more overdue.
Bad debt expense for year ended December 31, 2006 and December 31, 2005 were $61,635 and $343, 000, respectively.

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

Concentrations of Business and Credit Risks
The Company maintains in cash balances in various banks between the United States, Venezuela, and Colombia.  Balances maintained in a U.S. bank, sometimes exceed the FDIC limit of $100,000 per account.

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

Impairment of Long-Lived Assets
The Company follows FASB Statement No. 144 (SFAS 144), “Accounting for the Impairment of Long-Lived Assets.” SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or charges in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost of sell.

Impairment of  Goodwill
Goodwill was recorded in the acquisition of MetroIP in the fourth quarter of 2006.  Goodwill is tested for impairment annually in the last quarter of the calendar year, unless management believes events have occurred or circumstances have changed that would require testing.  Due to continued operating losses and cash flows being lower than expected through the second quarter of 2007, in December 2006, a goodwill impairment loss of $546,230 was recognized. The fair value of goodwill was estimated using the expected present value of future cash flows.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Fair Value of Financial Instruments - Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

Recent Accounting Pronouncements (cont)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective beginning in fiscal year 2008, but does not expect its adoption to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, " Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements " ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company's fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statement.

Note 2 Going Concern and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company incurred a consolidated net (loss) of ($4,094,737) for year ended December 31, 2006 due principally to expenses incurred for general and administrative expenses and payroll. To date, the Company has not generated significant recurring gross profit; and the limited gross profit for the current year will not be sufficient to sustain the operations. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company’s strategy is to acquire operating entities established in the telecommunication industry. The plan also includes raising equity capital through private stock offerings. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company anticipates increased cash flows from 2007 sales activities; however, additional cash will still be needed to support operations. Management believes that it can raise capital from various funding sources, as described further in Notes 6 and 9: (i) Series B Senior Convertible Notes; (ii) Issuance of Convertible Debentures; and (iii) Additional Financing Arrangements. When these net proceeds are added to budgeted sales and current working capital, management believes that the cash flow will be sufficient to sustain operations through January 1, 2008. However, if budgeted sales levels are not achieved and / or if significant unanticipated expenditures occurs, or if the Company is unable to obtain the necessary funding, the Company may have to modify its business plan, reduce or discontinue some of its operations or seek a buyer for all or part of its assets to continue as a going concern through 2007.

Note 3 Acquisitions

Communications Network Holdings (Venezuelan Company)

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

Subject to the terms of the Agreement, the Company purchased CNH, free from any lien, charges and encumbrances, for a purchase price of $1.75 million, (“Cash Consideration”). Under the terms of the Agreement, the Company has agreed to inject into NGTV, within 150 days of the closing date, $2 million in order to fund the investment and working capital needs of NGTV. Of this amount, $979,179 will be used to fund unpaid salaries and severance obligations of NGTV. On August 3, 2006, the Company’s Board of Directors authorized the issuance of four million shares of restricted stock (fifty cents per share) for compliance with this provision of the Agreement.

As part of further negotiations of a debt reduction program and for further additional negotiations for the purchase of CNH, the Company utilized the services of Lane Bridge Overseas, Ltd., a British Virgin Islands company (“Lane”), an affiliate of Nera. In consideration of such services, the Company has granted Lane an exclusive and irrevocable purchase option through December 31, 2009, for two million shares of the Company’s common stock, quoted on the OTC market in the United States, at a sale price of one cent per share. Based upon the per share price of fifty cents per share for the payment of the Cash Consideration as discussed in the preceding paragraph, these two million shares will be valued at fifty cents per share.

MetroIP (Colombian Company)
Effective November 3, 2006, the Company acquired a 66% equity interest in Metro IP Colombia S.A. (“Metroip”), a telecommunications company headquartered in Barranquilla, Colombia..

Note 4 Property and equipment

Depreciation expense for year ended December 31, 2006 was $872,912 compared to $158,944 for December 31, 2005. Typical fixed assets are made up of Office and computer equipment with normal life of 5 years – method used for depreciation is straight line.  The largest item in fixed asset deals with Telecommunication equipment with normal life of 7 years – method of depreciation is straight line.

Note 5 Commitment

Leases

Interlink accounts for occupancy leases as operating expenses – we do not have any capitalized leases. Lease commitment for next five years, as follows:

Year	12/31/06

2007	138,490
2008	145,415
Total	283,905

Employment arrangement
We have entered into an Employment Agreement with our Chief Executive Officer, Anastasios Kyriakides, -the agreement was dated November 22, 2004.
In consideration of his services to us, we have agreed to pay him a base salary of $52,000 plus certain bonuses and awards if the Company achieves certain goals.
As of December 31, 2006, none of these goals had been realized. The agreement is effective though December 31, 2008.

Legal Proceedings
On August 18, 2006, we filed a lawsuit against Assai, Inc. (“Assai”) and Mr. Siba Padhi, the owner, agent and principal of Assai, in connection with an agreement to acquire 100% of Assai’s voting common stock on August 2005.  After we delivered the purchase price of $62,000 and 1.0 million shares of Company common stock (worth approximately $1.0 million) to Padhi, we discovered that Padhi had many several material misrepresentations and omissions of facts regarding the value of Assai.  As a result, we have sued for rescission of the purchase agreement and the transactions contemplated therein.  Our causes of action arise from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Mr. Padhi.  The amount in controversy is approximately $115,000, exclusive of interest and costs.  The case was settled – ILKG received back all shares and all claims were satisfied.

On May 3, 2006, Strategic Computer Solutions (“SCS”) filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company.  The Company believes the products were never received by an authorized employee of the Company.  .
ILKG won summary judgment.

Interlink has long had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising company for Interlink Global Corp. remuneration was in the form of stock issues and repayment of  loans to the company.  Settlement Agreement was reached between TBeck Capital  and Interlink Global Corp., dated August 2, 2007 – mutual release of all claims.

Note 6 Accrual for labor indemnities

Interlink purchased two subsidiaries – NGTV/CNH and MetroIP.  Foreign subsidiaries are required to record accrued unpaid labor fringe benefits (ie: vacation, sick days etc.)  These accruals become due and payable upon termination or severance of individual employees.

Note 7 Income Taxes

As of December 31, 2006, the Company had a net operating loss carry forward of approximately $6.6 million. This loss may be carried forward to offset federal income taxes in various future years through the year 2026. During 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

A deferred tax asset has been provided to record the effect of the cumulative tax losses. Due to the uncertainty as to whether these losses will be realized, the Company has provided a valuation allowance equal to the amount of the deferred tax asset.

The provision for income taxes are summarized as follows:	2006	2005

Current tax, net of utilization of net operating loss carry-forward
Federal	-	-
State	-	-
Total current tax	-	-

Deferred tax, net of utilization of net operating loss carry-forward
Federal	-	-
State	-	-
Total deferred tax	-	-

Total income taxes	-	-

The company files consolidated income tax returns with its two subsidiaries. Deferred income taxes and benefits for 2006 and 2005 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 20.0% in both years) that the changes in in those temporary differences had on the provision for deferred tax expense as follows:

Items	2006	2005

Deferred tax assets:
Allowance for bad debts	$114,097	-
Net operating loss carry-forward	1,120,000	-

Total deferred tax asset	1,234,097	-

Deferred tax liability:
Depreciation	(8,769)	-

Total deferred tax liability	(8,769)	-

Less: Valuation allowance	(1,225,328)	-

Net deferred tax asset	$-	$-

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not a portion of the deferred income tax benefits will not  be realized.  It is Management’s opinion that it is likely that the tax benefit will not be recognized in future years.  Therefore, a valuation allowance has been established.

Note 8 Issuance of Series A and B Senior Convertible Notes

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
Accrued interest and principal on these notes were exchange for Common stock shares.

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

Registration of Restricted Stock
In accordance with the abovementioned Series A and Series B Senior Convertible Notes, the Company was obligated to file a registration statement within forty five days of the closing dates. In as much that a registration statement was not filed within that period, the Company is obligated to pay liquidated damages of 1.5 percent per month based upon the principal balance (not to exceed nine percent). Accordingly, the Company is obligated to issue an additional 240,000 warrants with an exercise price of $.75 per share (for the Series A Notes) and 155,706 warrants with an exercise price of $.75 per share for the Series B Notes.

Registration of Restricted Stock
In accordance with the abovementioned Series A and Series B Senior Convertible Notes, the Company was obligated to file a registration statement within forty five days of the closing dates. In as much that a registration statement was not filed within that period, the Company is obligated to pay liquidated damages of 1.5 percent per month based upon the principal balance (not to exceed nine percent). Accordingly, the Company is obligated to issue an additional 240,000 warrants with an exercise price of $.75 per share (for the Series A Notes) and 155,706 warrants with an exercise price of $.75 per share for the Series B Notes.

Registration of Restricted Stock
In accordance with the abovementioned Series A and Series B Senior Convertible Notes, the Company was obligated to file a registration statement within forty five days of the closing dates. In as much that a registration statement was not filed within that period, the Company is obligated to pay liquidated damages of 1.5 percent per month based upon the principal balance (not to exceed nine percent). Accordingly, the Company is obligated to issue an additional 240,000 warrants with an exercise price of $.75 per share (for the Series A Notes) and 155,706 warrants with an exercise price of $.75 per share for the Series B Notes.

Shares Issued per Merger
In February 2005, pursuant to the merger agreement (per Note 1 above), the Company effected a one share for three share reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value.  In March 2005, the Company’ transfer agent placed a total of 10,889,859 shares in reserve as security for shares lost by shareholders in lieu of a bond. These shares are considered outstanding, but unissued. As of March 31, 2006, 50,000 shares were issued and removed from the reserve. These share transactions have been recorded at par value.

Shares Issued for Services
During the three months ended March 31, 2006, the Company issued 235,000 restricted shares of common stock for various technical and consulting services, including investor relations, corporate restructuring, private placements and financing projects.  The shares were valued at $1 per share; expense of $235,000 was recognized for the period.

Shares Issued for Current and Future Consulting Services
In May and June 2005, the Company issued 325,000 restricted shares of common stock pursuant to consulting agreements for investor relations, research reporting and other services to be rendered.  The transactions were recorded at $325,000. The Company recorded this amount as deferred consulting fees and is amortizing the costs over the terms of the agreements (through August 2006 and June 2007).

Shares Issued for Cash
In April 2006, the Company issued 555,000 shares of restricted common stock for $1 per share. No new shares have been issued for cash.

Issuance of Convertible Debentures
In May and June 2006, the Company issued 11% convertible debentures aggregating $48,500. The debentures are due December 31, 2009 and provide for a conversion price of $1.25 per share.

Additional Financing Arrangements
In July 2006, the Company signed a Placement Agent Agreement for the proposed private placement of up to $5 million of the Company’s common stock. As compensation for its services, the placement agent is to be paid ten percent of such financing. In addition, in August 2006, the Company signed a letter of intent for additional financing of up to $1 million in two years, 7% convertible notes; as compensation for its services, the placement agent was paid seven percent of such financing.

Note 10 Related party transactions.

Advances from Officers – the amount of $279,883 is due to officers within one year.
Due to  Shareholders – the amount of $90,000 is due to Shareholders within one year.

Note 11 Subsequent Events

Issuance of Convertible Debentures
On March 31, 2007, the Company issued Series D Senior Convertible Notes for $1,500,000, resulting in net proceeds of $1,415,300, the notes bear interest at twelve percent and mature in March 2011. Closing costs of $84,700 are being amortized through that date, commencing in April 2007.

EXHIBITS.

4.10	Registration Rights Agreement dated as of February 28, 2006 by and among certain lenders and the Registrant
10.3	Note and Warrant Purchase Agreement between certain lenders and the Registrant dated as of February 28, 2006
10.4	Amendment to Note and Warrant Purchase Agreement between certain lenders and the Registrant dated 10/06.
10.7	Share Purchase Agreement dated as of March 15, 2006 by and between the Registrant and NERA ASA. (1)
10.8	Share Purchase Option Agreement dated as of March 15, 2006 by and between the Registrant, Lane Bridge Overseas Ltd. (1)
14.1	Code of Ethics
21.1	List of subsidiaries
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer