Form 10QSB
period 2007-03-31
INTERLINK GLOBAL CORP
filed 2007-10-02
CIK 829606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March31, 2007 - 47,849,000 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FINANCIAL INFORMATION

Item 1. Financial Statements.	INTERLINK GLOBAL CORPORATION CONSOLIDATED BALANCE SHEET at March 31, 2007 - unaudited

ASSETS
Current assets
Cash and cash equivalents	1,613,208
Accounts receivable, net of allowance $570,484	1,042,214
Prepaid value added tax	782,062
Loan closing costs, current	80,212
Total current assets	3,517,696

Goodwill – excess cost	-
Equipment, less accumulated depreciation of $6,096,871	6,067,293
Other non current assets	61,555
Total assets	$9,646,544

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	2,775,976
Notes payable	87,058
Senior convertible notes, current	706,618
Other current liabilities	576,655

Total current liabilities	4,146,307

Long Term Liabilities
Senior convertible notes, noncurrent	4,090,932
Accruals for labor indemnities – (Note 6)	844,563
Loans due to shareholder	390,319
Other noncurrent liabilities	357,869
Total long term liabilities	5,683,683
Total liabilities	9,829,990

COMMITMENTS AND CONTINGENCIES (Note 5)

Shareholders'equity.
common stock: $.001 par value,
100,000,000 shares authorized; 47,849,000
shares issued and 47,849,000 outstanding	47,849
Additional paid-in capital	4,876,164
Deferred consulting fees	-
Deficit	(5,107,459)

Total shareholders' equity	(183,445)

Total liabilities and shareholders' equity	$9,646,544

See accompanying notes.

INTERLINK GLOBAL CORPORATION (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS – Three Months ended,

	March 07	March 06
Revenues	$2,029,056	$367,000
Cost of sales	1,520,939	314,010

Gross Margin	508,117	52,990

EXPENSES
Advertising	743	10,430
Amortization	55,813	87,721
Consulting	48,293	235,000
Depreciation	274,779	54,874
General and administrative expenses	105,599	68,640
Interest	89,337	77,480
Legal and professional	59,586	84,454
Rent	105,703	59,220
Salaries, related taxes and benefits	240,065	200,760
Taxes and licenses	1,694	73,842
Telecommunications	(140,484)	70,731
Travel and entertainment	52,705	54,616

Total expenses	893,833	1,077,768

Other income	3,716	9,676

Loss before income taxes	(382,000)	(1,015,102)
Provision for income taxes	-	-

Net loss	$(382,000)	$(1,015,102)

Basic and diluted net loss per common share	$(0.01)	$(0.04)

Basic and diluted weighted average number of
common shares outstanding	41,048,460	23,870,841

See accompanying notes.

INTERLINK GLOBAL CORPORATION (Unaudited)
CONSOLIDATEDSTATEMENTS OF CASH FLOWS – Year to Date March 31,

	March 07	March 06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(382,000)	$(1,015,102)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation expense	279,866	54,874
Issuance of Common Stock	-	235,000
Amortization of fees	-	55,875
Amortization closing costs	44,755	31,846
Gain on settlement of trade debt	-	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(84,680)	(62,726)
Decrease in other receivables	25,830	1,500
Increase in accrued expenses	118,154	86,805
(Decrease) increase in accounts payable	59,088	(26,171)

Net cash provided by operating activities	61,013	(638,099)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(16,058)	(33,101)
Increase in noncurrent assets	(78,142)	(52,000)
Payment for Venezuela company	-	(1,589,218)

Net cash used in investing activities	(94,200)	(1,674,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	30,296	555,000
Proceeds from senior convertible notes	1,500,000	1,142,635
Repayment of note payables	75,622	(235,300)

Net cash provided by financing activities	1,605,917	1,462,335

Change in cash and cash equivalents during period	1,572,730	(850,083)

Cash and cash equivalents, beginning of period	40,477	1,444,709

Cash and cash equivalents, end of period	1,613,207	$594,626

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

Unaudited Financial Statements - The unaudited financial statements as of March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accounting policies followed by the Company  are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2006. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Note 2. Going Concern and Management's Plan
As reflected in the accompanying financial statements, the Company incurred a net loss of $(382,000) for the quarter ended March 31, 2007, and a net loss of $(1,015,102) for quarter ended March 31, 2006. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations, neither of which are assured.  The financial statements do not include any adjustments that might be necessary should the Company be unable to   continue as a going concern.

Note 3. Loans due to shareholders.   The amount of $390,319 due to Shareholders is due within one year.

Note 4. Acquisition of NGTV, S.A. from NERA, S.A., effective March 15, 2006.

On March 15, 2006, the Company acquired all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., (“NGTV”), a Venezuelan corporation engaged in the provision of telecommunication services in that country.

Note 5. Acquisition of MetroIP, effective November 14, 2006.

On November 3, 2006, the Company acquired  66% equity interest in Metro IP Colombia S.A. (“Metroip”), a telecommunications company   headquartered in Barranquilla, Colombia. This transaction closed on November 14, 2006.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation (cont)

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Plan of Operation

As provider of hosted VoIP telephone services, we are currently doing business in North America and South America. We provide SIP-based broadband telephone solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies. We are expanding our market penetration in Venezuela and Colombia by bringing on line two fiber lines (OC3) that will provide direct line communications to both countries. This will increase our revenues and provide cash flow to maintain and expand operations during 2007 and 2008.

Financial conditions – Balance Sheet

Net Fixed assets decrease by $593,671, decrease of  9.78%. Decrease is due to depreciation charged to operation.
Total Assets increase by $ 65,250, increase of 0 .68%. Increase is due to increase in cash balance net of decrease of net fixed assets.
Senior debentures increase by $1,500,000, increase of 36.67%.  Increase is due to new debentures during 2007.
Total liabilities and equity increase by $ 65,250, increase of 0.68%.  Increase is due to increase in debentures and decrease in equity.

Results of Operations

Revenue

Total revenues increased by $1,662,056, an increase of 81.91% for the quarter ended March 31, 2007, as compared to  quarter ended March, 31, 2006.  Increase is due to acquisition of Venezuelan affiliates and consolidating total revenues.

Cost of Sales

Cost of sales increased by $1,206,929, an increase of 79.35% for the quarter ended March 31, 2007, as compared to  quarter ended March 31, 2006. Increase is due to acquisition of Venezuelan affiliates and consolidating cost of sales.

Selling, general and administrative expenses

Selling, general and administrative expenses decrease by $183,935, a decrease of 20.583% for quarter ended March 31, 2007, as compared to quarter ended March 31, 2006, Decrease was due increase in depreciation expense, decrease in Consulting/technical services, decrease in Taxes/licenses and decrease in Telecommunication equipment..

Net loss

Net loss decrease by $633,102, a decrease of 165.73% for quarter ended March 31, 2007 as compared to quarter       ended March 31, 2006. Decrease is due to increase in Gross profit of $455,127 and decrease in Selling, general and administrative expenses of $183,935..

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

Item 1. Legal Proceedings. (cont)

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

Part II - OTHER INFORMATION (cont)

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

INTERLINK GLOBAL CORPORATION, Registrant

Date: October 1, 2007 By:	/s/ Anastasios N. Kyriakides
Anastasios N. Kyriakides,
Chairman of the Board and Chief Executive Officer

/s/ Bill Rodriguez
Bill Rodriguez, Chief Financial Officer