Form 10QSB
period 2007-10-01
INTERLINK GLOBAL CORP
filed 2007-10-02
CIK 829606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007 - 47,849,000 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL INFORMATION

Item 1. Financial Statements.      INTERLINK GLOBAL CORPORATION

                                                        CONSOLIDATED BALANCE SHEET at June 30, 2007 - unaudited

 ASSETS
Current assets
Cash and cash equivalents	571,147
Accounts receivable, net of allowance $570,484	964,496
Prepaid value added tax	883,275
Loan closing costs, current	120,156
Total current assets	2,539,074

Goodwill – excess cost	-
Equipment, less accumulated depreciation of $6,384,833	5,840,886
Other non current assets	101,426
Total assets	$8,481,386

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	2,824,543
Notes payable	62,118
Senior convertible notes, current	706,618
Other current liabilities	704,478

Total current liabilities	4,297,757

Long Term Liabilities
Senior convertible notes, noncurrent	4,090,932
Accruals for labor indemnities – (Note 6)	767,432
Loans due to shareholder	251,879
Other noncurrent liabilities	440,495
Total long term liabilities	5,550,738
Total liabilities	9,848,495

COMMITMENTS AND CONTINGENCIES (Note 5)

Shareholders'equity.
common stock: $.001 par value,
100,000,000 shares authorized; 47,849,000
shares issued and 47,849,000 outstanding	47,849
Additional paid-in capital	4,871,349
Deferred consulting fees	-
Deficit	(6,286,307)

Total shareholders' equity	(1,367,109)
Total liabilities and shareholders' equity	$8,481,386

See accompanying notes.

INTERLINK GLOBAL CORPORATION                                                                                                    (Unaudited)
CONSOLIDATEDSTATEMENTS OF OPERATIONS – Three Months ended,
			Year-	Year-
	3 Months	3 Months	to-Date	to-Date
	June 07	June 06	June 07	June 06

Revenues	$1,806,712	$1,747,404	$3,835,768	2,114,404
Cost of sales	1,651,956	1,277,855	3,172,895	1,591,865

Gross Margin	154,756	469,549	662,873	522,539

EXPENSES
Advertising	999	5,000	1,742	15,430
Amortization	56,535	100,630	112,348	188,351
Consulting	32,857	(14,324)	81,150	220,676
Depreciation	275,088	267,448	549,867	322,322
General and administrative expenses	174,710	113,713	280,309	182,353
Interest	194,487	82,439	283,824	159,919
Legal and professional	79,705	27,908	139,291	112,362
Rent	114,542	101,904	220,245	161,124
Salaries, related taxes and benefits	353,441	447,053	593,506	647,813
Taxes and licenses	37,080	83,989	38,774	157,831
Telecommunications	15,240	159,195	(125,244)	229,926
Travel and entertainment	14,146	49,529	66,851	104,145

Total expenses	1,348,830	1,424,484	2,242,663	2,502,252

Other income	15,226	(10,720)	18,942	(1,044)

Loss before income taxes	(1,178,848)	(965,655)	(1,560,848)	(1,980,757)
Provision for income taxes	-	-	-	-

Net loss	$(1,178,848)	$(965,655)	$(1,560,848)	$(1,980,757)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.04)	$(0.06)

Basic and diluted weighted average number of
common shares outstanding	41,133,821	35,545,931	41,091,376	34,944,987
See accompanying notes.

INTERLINK GLOBAL CORPORATION    (Unaudited)

CONSOLIDATEDSTATEMENTS OF CASH FLOWS – Year to Date
	June 07	June 06

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(1,560,848)	$(1,980,758)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation expense	567,828	322,324
Issuance of Common Stock	-	235,000
Amortization of fees	-	188,351
Gain on settlement of trade debt	-	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(6,962)	(146,202)
Decrease in other receivables	23,813	3,688
Increase in accrued expenses	157,054	(372,896)
(Decrease) increase in accounts payable	158,141	538,042

Net cash provided by operating activities	(656,163)	(1,212,451)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(77,613)	(171,929)
Increase in noncurrent assets	(173,276)	(187,703)
Payment for Venezuela company	-	(1,589,218)

Net cash used in investing activities	(250,889)	(1,948,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	25,481	2,001,135
Proceeds from senior convertible notes	1,500,000	-
Repayment of note payables	(87,758)	(186,070)

Net cash provided by financing activities	1,439,263	1,815,065

Change in cash and cash equivalents during period	530,670	(1,346,236)

Cash and cash equivalents, beginning of period	40,477	1,444,709

Cash and cash equivalents, end of period	$571,147	$98,473

See accompanying notes.

INTERLINK GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS – (unaudited)

June 30, 2007 and 2006

Note 1 - Business and Summary of Significant Accounting Policies

The Company provides advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accounting policies followed by the Company  are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2006. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Note 2. Going Concern and Management's Plan
As reflected in the accompanying financial statements, the Company incurred a net loss of $(1,178,848) for the quarter ended June 30, 2007, and a net loss of $(965,655) for quarter ended June 30, 2006. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations, neither of which are assured.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Loans due to shareholders.   The amount of $251,879 due to Shareholders is due within one year.

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

Note 5. Acquisition of MetroIP, effective November 14, 2006.

On November 3, 2006, the Company acquired a 66% equity interest in Metro IP Colombia S.A. (“Metroip”), a telecommunications company headquartered in Barranquilla, Colombia.

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

Financial conditions – Balance Sheet

Net Fixed assets decrease by $668,805, decrease of  11.45%. Decrease is due to depreciation charged to operation. Total Assets decrease by $590,319, decrease of 6.96%. Decrease is due to increase in cash balance net of decrease of net fixed assets.
Senior debentures increase by $1,500,000, increase of 36.67%.  Increase is due to new debentures during 2007. Total liabilities and equity decrease by $590,319, decrease of 6.96%.  Decrease is due to increase in debentures and decrease in equity.

Results of Operations – Quarter ended June 30, 2007

Revenue

Total revenues increased by $59,308, an increase of 3.28% for the quarter ended June 30 2007, as compared to quarter ended June 30, 2006.  Increase is due to price increase adjustment in product mix.

Cost of Sales

Cost of sales increased by $374,101, an increase of 22.65% for the quarter ended June 30 2007, as compared to quarter ended June 30, 2006. Increase is due to cost of fiber lines to Venezuela and Colombia not fully sold.

Selling, general and administrative expenses

Selling, general and administrative expenses decrease by $75,654, a decrease of 5.61% for quarter ended June 30, 2007, as compared to quarter ended June 30, 2006, Decrease was due decrease in Salaries and Wages of, $93,612.

Net loss

Net loss increase by $239,139, an increase of 20.03% for quarter ended June 30, 2007 as compared to quarter ended June 30, 2006. Decrease is due to decrease in Gross profit of $314,793.

Results of Operations – Year to Date June 30, 2007

Revenue

Total revenues increased by $1,721,364, an increase of 44.88% for year to date June 30 2007, as compared to year to date June 30, 2006.  Increase is due to consolidation of acquired subsidiary.

Cost of Sales

Cost of sales increased by $1,581,030, an increase of 49.83% for year to date June 30 2007, as compared to year to date June 30, 2006. Increase is due to consolidation of acquired subsidiary.

Selling, general and administrative expenses

Selling, general and administrative expenses decrease by $259,589, a decrease of 11.58% for year to date June 30, 2007, as compared to year to date June 30, 2006.Decrease is due to decrease in Telecommunication expense of $355,170.

Net loss

Net loss decrease by $419,909, an decrease of 26.90% for year to date June 30, 2007 as compared to year to date June 30, 2006. Decrease is due to decrease in increase in Gross profit of $140,334 and decrease in Telecommunication expense of $355,170.

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

Item 1. Legal Proceedings. (cont)

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

Item 5. Other Information. (cont)

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

INTERLINK GLOBAL CORPORATION, Registrant

INTERLINK GLOBAL CORPORATION, Registrant

October 1, 2007	By:	/s/ Anastasios N. Kyriakides
Anastasios N. Kyriakides,
Chairman of the Board and Chief Executive Officer

October 1, 2007	By:	/s/ Bill Rodriguez
Bill Rodriguez,
Chief Financial Officer

12