Form 10QSB
period 2005-06-30
INTERLINK GLOBAL CORP
filed 2007-10-04
CIK 829606

Interlink Global Corporation
                        6205 Blue Lagoon Drive, Suite 110
                              Miami, Florida 33126


                                 October 4, 2007

VIA EDGAR

Securities and Exchange Commission
Division of Corporation
Finance 450
Fifth Street, N.W.
Washington, D.C. 20549

     Re: Interlink Global Corporation

To Whom It May Concern:

On behalf of Interlink Global Corporation we enclose our Form 10-QSB for the quarter ended June 30, 2005. If you have any questions please feel free to call.

Thank you.

                                        Sincerely,

                                        /s/ Anastasios N. Kyriakides
                                        -------------------------------
                                        Anastasios N. Kyriakides, President,
                                        Chief Executive Officer and Principal
                                        Accounting Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from                 to
                                                 ---------------     -----------

                  Commission file number  33-20033-D
                                          --------------------------------------


                          INTERLINK GLOBAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                  42-1655043
-------------------------------------        ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                        6205 Blue Lagoon Drive, Suite 110
                              Miami, Florida 33126
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 261-2007
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


                              Hawaii Ventures, Inc.
                         175 West 200 South, Suite 2004
                            Salt Lake City, UT 84101
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION                   Page

Item 1. Financial Statements.                                                3
Item 2. Management's Discussion and Analysis or Plan of Operations.          9
Item 3. Controls and Procedures.                                            10

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                  11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        11
Item 3. Defaults Upon Senior Securities.                                    11
Item 4. Submission of Matters to a Vote of Security Holders.                11
Item 5. Other Information.                                                  11
Item 6. Exhibits and reports on Form 8-K.                                   13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
BALANCE SHEET
June 30, 2005
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                     $    177,804
   Prepaid expenses                                                     1,500
                                                                 ------------
       Total current assets                                           179,304

 Equipment, net of accumulated depreciation of $1,990                  47,420
 Deferred tax asset, less allowance of $280,370                             -
 Deposits                                                              16,337
                                                                 ------------
     Total assets                                                $    243,061
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                         $      9,000
                                                                 ------------
     Total current liabilities                                          9,000
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders' equity
   Common stock: $.001 par value, 100,000,000 shares authorized;
     12,584,766 shares issued and 23,474,625 outstanding               23,474
   Additional paid-in capital                                       2,642,750
   Stock subscription receivable                                     (300,000)
   Deferred consulting fees                                          (258,435)
   Deficit                                                         (1,873,728)
                                                                 ------------
      Total stockholders' equity                                      234,061
                                                                 ------------
    Total liabilities and stockholders' equity                   $    243,061
                                                                 ============


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)


                                            Three-Month       Three-Month      Six-Month          Six-Month
                                           Period ended      Period ended   Period ended       Period ended
                                               June 30,          June 30,       June 30,           June 30,
                                                   2005              2004           2005               2004
                                           ------------      ------------   ------------    ---------------
REVENUE                                    $      8,394      $          -   $      8,394    $            -

COST OF SALES                                     9,998                 -          9,998                 -
                                          -------------      ------------   ------------    ---------------
   GROSS LOSS                                    (1,604)                -         (1,604)                -
                                          -------------      ------------   ------------    ---------------

EXPENSES
   Consulting fees                              899,265                 -        899,265                 -
   Technical service fees                       151,000                 -        151,000                 -
   Salaries and payroll related taxes            89,110                 -        134,856                 -
   Professional fees                              9,000                 -         34,100                 -
   Other                                         96,053               361        123,005               722
                                           ------------      ------------   ------------    ---------------
TOTAL EXPENSES                                1,244,428               361      1,342,226               722
                                           ------------      ------------   ------------    ---------------
LOSS FROM OPERATIONS                         (1,246,032)             (361)    (1,343,830)             (722)
                                           ------------      ------------   ------------    ---------------
OTHER INCOME
   Interest income                                  951                 -            951                 -
   Gain on settlement of trade debt                   -                 -          4,953                 -
                                           ------------      ------------   ------------    ---------------
TOTAL OTHER INCOME                                  951                 -          5,904                 -
                                           ------------      ------------   ------------    ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES       (1,245,081)             (361)    (1,337,926)             (722)
Provision for income taxes                           -                  -              -                 -
                                           ------------      ------------   ------------    ---------------
Net loss                                   $ (1,245,081)     $        361   $ (1,337,926)   $         (722)
                                           ============      ============   ============    ===============

Basic and diluted net loss per
   common share                            $      (0.10)     $      (0.00)  $      (0.11)   $         (0.00)
                                           ============      ============   ============    ===============
Basic and diluted weighted average number
   of common shares outstanding              11,969,546        11,472,729     11,724,195         11,472,729
                                           ============      ============   ============    ===============




See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Six-Month     Six-Month
                                                 Period ended   Period ended
                                                   June 30,      June 30,
                                                     2005          2004
                                                 ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $ (1,337,926) $       (722)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation expense                            1,990             -
        Gain on settlement of trade debt               (4,953)            -
        Amortization of deferred consulting fees       30,690             -
        Issuance of common stock for various
           services                                 1,312,995             -
      Changes in assets and liabilities:
        Increase in prepaid expenses                   (1,500)            -
        Increase (decrease) in accounts payable
          and accrued expenses                           (500)          722
                                                 ------------  -------------
   Net cash provided by operating activities              796              -
                                                 ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -
   Purchase of equipment                              (49,410)             -
   Increase in deposits                               (16,337)             -
                                                 ------------  -------------
   Net cash used by investing activities              (65,747)             -
                                                 ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                  531,880              -
   Issuance of common stock for deferred
     consulting fees                                 (289,125)             -
                                                 ------------  -------------
    Net cash proved by investing activities           242,755              -
                                                 ------------  -------------

Change in cash and cash equivalents during period     177,804              -

Cash and cash equivalents, beginning of period              -              -
                                                 ------------  -------------
Cash and cash equivalents, end of period         $    177,804  $           -
                                                 ============  =============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -
  Income taxes                                   $          -  $           -
                                                 ============  =============

SUPPLEMENTAL DISCLOSURES

  Common stock issued for various services       $  1,312,995  $           -
                                                 ============  =============


See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

Note 1 - Business and Summary of Significant Accounting Policies

Nature of Operations and Organization - Hawaii Ventures, Inc. was organized under the laws of the State of Utah on November 20, 1987, for the purpose of acquiring a participation interest in any and all types of businesses and products. The Company's stock offering was a "blind pool" offering. In August of 1992, the Company acquired privately-held Infinity Worldwide Trading Corp., a New York company and changed its name to Infinity Worldwide Inc. The principal business of the Company became the purchase of discounted and surplus consumer products for resale in Eastern Europe. This venture eventually failed and the Company had been dormant since mid-1994.

On January 12, 2005, Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. ("IGC"), a Florida corporation, whereby the Company acquired the issued and outstanding shares of IGC. Simultaneously they changed the state of incorporation to Nevada and the name was changed to Interlink Global Corporation.

Our operations will consist of providing advanced telecommunications applications utilizing hardware and software that enables its users to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

The Company began operations during the quarter, and therefore is no longer considered a development stage company.

Unaudited Financial Statements - The unaudited financial statements as of June 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2004. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

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


Note 2. Going Concern and Management's Plan As reflected in the accompanying financial statements, the Company incurred a net loss of $1,337,926 for the six months ended June 30, 2005, and has a deficit of $1,873,728. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as its operations become profitable. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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

The Company has not filed income tax returns for the years ended December 31,2003 and 2004. These returns are expected to be filed in the first quarter of 2006, along with the 2005 returns.

Note 4.  Transactions during the quarter ended June 30, 2005

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

In May 2005, the following transaction occurred:

a. The Company issued 250,000 restricted shares of common stock pursuant to a consulting agreement for investor relations and other services to be rendered from May 12, 2005 through May 11, 2006. The transaction was recorded at $225,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance. The Company recorded this amount as deferred consulting fees and is amortizing the expense over the term of the agreement (12 months), and recognized expense of $28,125 during the second quarter of 2005 $42,188 during the third quarter of the year.

b. The Company issued 25,000 restricted shares of common stock as a pursuant to a consulting agreement with another consultant for services rendered. The transaction was recorded at $22,500, based on one-half of the closing price of the Company's free-trading shares on the date of issuance.

c. The Company issued 10,000 restricted shares of common stock to a vendor in lieu of a required cash payment of $10,000, and this amount was expensed during the second quarter 2005.

In June 2005, the following transactions occurred:

a. The Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement for research reporting services to be rendered from June 15, 2005 through June 30, 2006. The transaction was recorded at $64,125, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and this amount was charged to deferred consulting fees. The deferred consulting fees are being amortized over the term of the agreement (12 months), and expense of $2,565 was recognized during the second quarter of 2005.

b. The Company issued 10,000 shares of restricted common stock to another consultant for public relations services. The transaction was recorded at $7,000, based on one-half of the closing price of the Company's free-trading shares on the date of issuance, and recognized expense in this amount during the second quarter of 2005.

c. The Company issued 600,000 shares of free-trading common stock to another consultant for investor relations, corporate restructuring work, preparation of private placements memorandums, related financing and other services rendered. The transaction was recorded at $840,000, based on the closing price of the Company's shares on the date of issuance, and recognized expense in this amount during the second quarter of 2005.


Note 5.  Subsequent Events

Stock Purchase Agreement - On November 19, 2004, Interlink Global Corp. (a Florida corporation) entered into an agreement to sell 3,333,334 shares of its issued and outstanding common stock in exchange for 99 percent of Comunicaciones Y Sistemas De Enlace Internacional Limitada (a Chilean corporation).

On November 28, 2005, the Board of Directors authorized the rescission of this Stock Purchase Agreement due to the inability to obtain the necessary audit and corresponding work papers of Comunicaciones Y Sistemas De Enlace Internacional Limitada to enable Interlink Global Corp. to complete its consolidated audit, bring its SEC filings up to date and thereby become a reporting publicly traded corporation. Such a failure violates the acquisition agreement and has resulted in the rescission of that agreement.

Prepaid - During 2005, the Company entered into various agreements and memorandums of understanding regarding joint ventures and similar arrangements to conduct business activities with various foreign and domestic entities. No recordable transactions have occurred pursuant to such arrangements through the date of this report.

Stock Acquisition - In August 2005, the Company acquired 100% of the stock of Assai Inc., a New Jersey based wholesale Internet VoIP provider, for $62,000 plus 1,250,000 shares of restricted common stock. The Company, upon conducting its due diligence, determined that there were material misrepresentations and omissions of facts. Accordingly, the Company's legal counsel has informed the owner of Assai, Inc. that the Company has rescinded the transaction and will cancel the abovementioned shares. In addition, the Company plans to make a formal demand for the abovementioned $62,000.

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


PLAN OF OPERATION

As of the current quarter We are no longer considered a development stage company. We engaged in providing telecommunication solutions around the world. As a leader in hosted VoIP (Voice over the Internet Protocol) telephony services, we are currently doing business in North America and South America, and soon in the Middle East. We provide SIP-based broadband telephony solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison to traditional telephone companies.

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

We will promptly start the second phase of our Network marketing initiative together with Gold Calling(R) of Canada, to provide predictive dialing services to the independent representatives, affiliates and clients of Gold Calling(R) This second phase includes development with Gold Calling(R) of specific interfaces that will interact with the unique Gold Calling(R) database and contact management software on the user's computer that will allow for prerecorded interactive message to be uploaded from the user's computer to our platform and will then carry out the dialing and message delivery all over the world. We intend to add additional services and features after the initial roll-out.

We continue to actively seek suitable merger candidates or business opportunities.

CASH REQUIREMENTS

We anticipate that we will require approximately $5,000,000 over the next twelve months for general and administrative expenses and to continue our plan of operation. We are expecting funding of $5,000,000 in exchange for convertible debentures to be received in the near term. We will also be dependent upon proceeds from the sale of our securities to accommodate any additional requirements.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.



PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase or sell any significant equipment.

EMPLOYEES

We currently have 14 employees. We intend to add approximately 6 additional employees.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our Company has been dormant since 1994 and since January 1, 2003, has been development stage company. The continuance of our Company as a going concern is dependent on obtaining financing from third parties. There is no guarantee that such financing will be available, or if available, that the expenses of such financing will be acceptable.


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

Item 2.  Unregistered Sales of Equity Securitiesand use of Proceeds.

We did not complete any unregistered sales of shares of our common stock during the fiscal quarter ended June 30, 2005.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8 - K

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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended June 30, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERLINK GLOBAL CORPORATION


Date:       October 4, 2007              By:/s/ Anastasios N. Kyriakides
                                                ---------------------------
                                                ANASTASIOS N. KYRIAKIDES
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                Principal Accounting Officer