Form 10QSB
period 2005-09-30
INTERLINK GLOBAL CORP
filed 2007-10-04
CIK 829606

Interlink Global Corporation
                        6205 Blue Lagoon Drive, Suite 110
                              Miami, Florida 33126


                                 October 4, 2006

VIA EDGAR

Securities and Exchange Commission
Division of Corporation
Finance 450
Fifth Street, N.W.
Washington, D.C. 20549

     Re: Interlink Global Corporation

To Whom It May Concern:

On behalf of Interlink Global Corporation we enclose our Form 10-QSB for the quarter ended September 30, 2005. If you have any questions please feel free to call.

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

            For the quarterly period ended September 30, 2005
                                          --------------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from                   to
                                            ----------------     ---------------

             Commission file number  33-20033-D
                                     --------------------


                          INTERLINK GLOBAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Nevada                                          42-1655043
-----------------------------------------     ----------------------------------
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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION                     Page

Item 1. Financial Statements.                                                3
Item 2. Management's Discussion or Plan of Operations.                       9
Item 3. Controls and Procedures.                                            10

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                  11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        11
Item 3. Defaults Upon Senior Securities.                                    11
Item 4. Submission of Matters to a Vote of Security Holders.                11
Item 5. Other Information.                                                  11
Item 6. Exhibits and Reports on Form 8-K                                    11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
BALANCE SHEET
September 30, 2005
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                     $     82,718
   Prepaid expenses                                                    64,500
                                                                 ------------
       Total current assets                                           147,218

 Equipment, net of accumulated depreciation of $3,028                  88,353
 Deferred tax asset, less allowance of $1,204,550                           -
 Deposits                                                              16,337
                                                                 ------------
     Total assets                                                $    251,908
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                         $     26,500
                                                                 ------------
     Total current liabilities                                         26,500
                                                                 ------------

Long-term liabilities

   Notes payable to related party                                      20,000
   Other notes payable                                                 42,100
                                                                 ------------
      Total long-term liabilities                                      62,100
                                                                 ------------
      Total liabilities                                                88,600
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

Stockholders' equity
   Common stock: $.001 par value, 100,000,000 shares authorized;
     17,510,766 shares issued and 28,400,625 outstanding               28,401
   Additional paid-in capital                                       8,678,383
   Stock subscription receivable                                     (300,000)
   Deferred consulting fees                                          (208,552)
   Deficit                                                         (8,034,924)
                                                                 ------------
      Total stockholders' equity                                      163,308
                                                                 ------------
    Total liabilities and stockholders' equity                   $    251,908
                                                                 ============


See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)


                                            Three-Month       Three-Month     Nine-Month         Nine-Month
                                           Period ended      Period ended   Period ended       Period ended
                                           September 30,     September 30,  September 30,     September 30,
                                                   2005              2004           2005               2004
                                           ------------      ------------   ------------    ---------------
REVENUE                                    $    410,038      $          -   $    418,432    $            -

COST OF SALES                                   288,065                 -        298,063                 -
                                          -------------      ------------   ------------    ---------------
   GROSS PROFIT                                 121,973                 -        120,369                 -
                                          -------------      ------------   ------------    ---------------

EXPENSES
   Consulting fees                            5,933,791                 -      6,833,056                 -
   Technical service fees                             -                 -        151,000                 -
   Salaries and payroll related taxes           140,889                 -        275,755                 -
   Professional fees                            104,667                 -        138,767                 -
   Other                                        104,573               361        227,568             1,083
                                           ------------      ------------   ------------    ---------------
TOTAL EXPENSES                                6,283,920               361      7,626,146             1,083
                                           ------------      ------------   ------------    ---------------
LOSS FROM OPERATIONS                         (6,161,947)             (361)    (7,505,777)           (1,083)
                                           ------------      ------------   ------------    ---------------
OTHER INCOME
   Interest income                                  751                 -          1,702                 -
   Gain on settlement of trade debt                   -                 -          4,953                 -
                                           ------------      ------------   ------------    ---------------
TOTAL OTHER INCOME                                  751                 -          6,655                 -
                                           ------------      ------------   ------------    ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES       (6,161,196)             (361)    (7,499,122)           (1,083)
Provision for income taxes                           -                  -              -                 -
                                           ------------      ------------   ------------    ---------------
Net loss                                   $ (6,161,196)     $        361   $ (7,499,122)   $       (1,083)
                                           ============      ============   ============    ===============

Basic and diluted net loss per
   common share                            $      (0.36)     $      (0.00)  $      (0.11)   $         (0.00)
                                           ============      ============   ============    ===============
Basic and diluted weighted average number
   of common shares outstanding              17,017,364        11,472,729     13,507,974         11,472,729
                                           ============      ============   ============    ===============




See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                  Nine-Month    Nine-Month
                                                 Period ended   Period ended
                                                 September 30,  September 30,
                                                     2005          2004
                                                 ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $ (7,499,122) $     (1,083)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation expense                            3,028             -
        Gain on settlement of trade debt               (4,953)            -
        Amortization of deferred consulting fees       80,573             -
        Issuance of common stock for various
           services                                 7,347,871             -
      Changes in assets and liabilities:
        Increase in prepaid expenses                  (64,500)            -
        Increase (decrease) in accounts payable
          and accrued expenses                         17,000         1,083
                                                 ------------  -------------
   Net cash provided by operating activities         (120,103)             -
                                                 ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                              (91,381)             -
   Increase in deposits                               (16,337)             -
                                                 ------------  -------------
   Net cash used by investing activities             (107,718)             -
                                                 ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                  537,264              -
   Issuance of common stock for deferred
     consulting fees                                 (289,125)             -
   Proceeds from notes payable                         62,100
                                                 ------------  -------------
    Net cash proved by investing activities           310,239              -
                                                 ------------  -------------

Change in cash and cash equivalents during period      82,418              -

Cash and cash equivalents, beginning of period              -              -
                                                 ------------  -------------
Cash and cash equivalents, end of period         $     82,418  $           -
                                                 ============  =============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -  $           -
  Income taxes                                   $          -  $           -
                                                 ============  =============

SUPPLEMENTAL DISCLOSURES

  Common stock issued for various services       $  7,347,871  $           -
                                                 ============  =============



See accompanying notes.

                          INTERLINK GLOBAL CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2005 and 2004

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

Our operations consist of providing advanced telecommunications applications utilizing hardware and software that enables its users to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

The Company began operations during the previous quarter, and therefore is no longer considered a development stage company.

Unaudited Financial Statements - The unaudited financial statements as of September 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2004. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Basic And Fully Diluted Net Loss Per Common Share - The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share" SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share" Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the periods presented, the Company had no potentially dilutive instruments.

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred a net loss of $7,499,122 for the nine months ended September 30, 2005, and has a deficit of $8,034,924. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunications industry. The plan also includes raising equity capital through private stock offerings. The Company cannot be sure of meeting its cash requirements until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note 4.  Transactions during the First Nine Months of 2005

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

PLAN OF OPERATION

We are engaged in providing telecommunication solutions around the world. As a leader in hosted VoIP (Voice over Internet Protocol) telephony services, we are currently doing business in North America and South America, and soon in the Middle East. We provide SIP-based broadband telephony solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison to traditional telephone companies.

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

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds.

We did not complete any unregistered sales of shares of our common stock during the quarter ended September 30, 2005.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K


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

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended September 30, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERLINK GLOBAL CORPORATION


Date:       October 4, 2006         By:/s/ Anastadios N. Kyriakides
                                       -----------------------------------------
                                          ANASTASIOS N. KYRIAKIDES
                                          Chairman of the Board and Chief
                                             Executive Officer
                                           Principal Accounting Officer