Form 10QSB/A
period 2005-03-31
INTERLINK GLOBAL CORP
filed 2007-10-10
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                ON FORM 10-QSB/A
(Mark One)

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                EXPLANATORY NOTE





     This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Interlink Global Corporation (the "Registrant") for the fiscal quarter ended March 31, 2005 is being filed in order to correct a typographical error on the front cover page indicating that the Registrant was a shell corporation. The original Form 10-QSB which was filed on December 16, 2005, was filed after the Registrant had closed its reverse merger with Interlink Global Corporation, a Florida telecommunications corporation and thus was not a shell corporation at the time of such filing. This Amendment does not revise or update or in any way alter any other information or disclosures contained in such Quarterly Report.





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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2005
(Unaudited)


ASSETS

Current
   Cash and cash equivalents                                           $ 96,548
   Prepaid expenses                                                      15,000
                                                                       --------
   Total current assets                                                 111,548
                                                                       --------
Equipment, net of accumulated depreciation of $251                       10,896

Deferred tax asset, less allowance of $93,608                                 -

Deposits                                                                  5,000
                                                                       --------
     Total assets                                                      $127,444
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Payroll taxes payable                                               $  2,491
                                                                       --------
     Total current liabilities                                            2,491
                                                                       --------

COMMITMENTS AND CONTINGENCIES (Note 5)

Shareholders' equity
   Common stock: $.001 par value, 100,000,000 shares authorized;
     11,472,729 shares issued and 22,617,625 outstanding                 11,778
   Additional paid-in capital                                           741,821
   Deficit                                                             (532,912)
   Accumulated deficit from the development stage                       (95,734)
                                                                       --------
     Total shareholders' equity                                         124,953
                                                                       --------
   Total liabilities and shareholders' equity                          $127,444
                                                                       ========

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                     Three-Month    Three-Month     Cumulative from new
                                                    Period ended   Period ended      development stage
                                                      March 31,      March 31,        (January 1, 2003)
                                                        2005           2004          to March 31, 2005
                                                    -------------  -------------    -------------------

EXPENSES
   Salaries and related taxes and benefits          $      45,746              -    $            45,746
   General and administrative expenses                     26,951              -                 26,951
   Professional fees                                       25,100            361                 25,461
                                                    -------------  -------------      -----------------
Total expenses                                             97,797            361                 98,158
                                                    -------------  -------------      -----------------
Gain on settlement of trade debt                            4,953              -                  4,953
                                                    -------------  -------------      -----------------
Loss before income taxes                                  (92,844)          (361)               (95,734)
Provision for income taxes                                      -              -                      -
                                                    -------------  -------------      -----------------
Net loss                                            $     (92,844) $        (361)     $         (95,734)
                                                    =============  =============      =================


Basic and diluted net loss per common share         $       (0.01) $       (0.00)
                                                    =============  =============

Basic and diluted weighted average number of
common shares outstanding                              11,476,156     11,472,729
                                                    =============  =============

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     Three-Month    Three-Month     Cumulative from new
                                                    Period ended   Period ended      development stage
                                                      March 31,      March 31,        (January 1, 2003)
                                                        2005           2004          to March 31, 2005
                                                    -------------  -------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                         $     (92,844) $        (361)   $           (95,734)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation expense                                     251              -                    251
     Gain on settlement of trade debt                      (4,953)             -                 (4,953)
   Changes in assets and liabilities:
     Increase in prepaid expenses                         (15,000)             -                (15,000)
     (Decrease) increase in accounts payable               (9,500)           361                 (6,610)
     Increase in payroll taxes payable                      2,491              -                  2,491
                                                    -------------  -------------      -----------------
   Net cash provided by operating activities             (119,555)                             (119,555)
                                                    -------------  -------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                               232,250              -                232,250
                                                    -------------  -------------      -----------------
   Net cash provided by financing activities              232,250              -                232,250
                                                    -------------  -------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                   (11,147)             -                (11,147)
  Increase in deposits                                     (5,000)             -                 (5,000)
                                                    -------------  -------------      -----------------
   Net cash used by investing activities                  (16,147)             -                (16,147)
                                                    -------------  -------------      -----------------
Change in cash and cash equivalents during period          96,548              -                 95,734

Cash and cash equivalents, beginning of period                  -              -                      -
                                                    -------------  -------------      -----------------
Cash and cash equivalents, end of period            $      96,548  $           -      $          95,734
                                                    =============  =============      =================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                          $           -  $           -      $               -
  Income taxes                                      $           -  $           -      $               -
                                                    =============  =============      =================

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

                           INTERLINK GLOBAL CORPORATION


Date: October 9, 2007      By: /s/ Anastasios N. Kyriakides
                               -----------------------------------------
                               Anastasios N. Kyriakides
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer and
                               Principal Accounting Officer)