Form 10QSB/A
period 2005-09-30
INTERLINK GLOBAL CORP
filed 2007-10-11
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A
(Mark One)

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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Interlink Global Corporation (the "Registrant") for the fiscal quarter ended September 30, 2005 is being filed in order to correct a typographical error on the front cover page. The original Form 10-QSB which was filed on October 4, 2007, was filed after the Registrant had closed its reverse merger with Interlink Global Corporation, a Florida telecommunications corporation. This Amendment does not revise or update or in any way alter any other information or disclosures contained in such Quarterly Report.



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

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)

                                               Three-Month     Three-Month      Nine-Month      Nine-Month
                                              Period ended    Period ended    Period ended    Period ended
                                              September 30,   September 30,   September 30,   September 30,
                                                      2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
REVENUE                                       $    410,038    $          -    $    418,432    $          -

COST OF SALES                                      288,065               -         298,063               -
                                              ------------    ------------    ------------    ------------
   GROSS PROFIT                                    121,973               -         120,369               -
                                              ------------    ------------    ------------    ------------

EXPENSES
   Consulting fees                               5,933,791               -       6,833,056               -
   Technical service fees                                -               -         151,000               -
   Salaries and payroll related taxes              140,889               -         275,755               -
   Professional fees                               104,667               -         138,767               -
   Other                                           104,573             361         227,568           1,083
                                              ------------    ------------    ------------    ------------
TOTAL EXPENSES                                   6,283,920             361       7,626,146           1,083
                                              ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                            (6,161,947)           (361)     (7,505,777)         (1,083)
                                              ------------    ------------    ------------    ------------
OTHER INCOME
   Interest income                                     751               -           1,702               -
   Gain on settlement of trade debt                      -               -           4,953               -
                                              ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                                     751               -           6,655               -
                                              ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES          (6,161,196)           (361)     (7,499,122)         (1,083)
Provision for income taxes                              -                -               -               -
                                              ------------    ------------    ------------    ------------
Net loss                                      $ (6,161,196)   $        361    $ (7,499,122)   $     (1,083)
                                              ============    ============    ============    ============

Basic and diluted net loss per
   common share                               $      (0.36)   $      (0.00)   $      (0.11)   $      (0.00)
                                              ============    ============    ============    ============
Basic and diluted weighted average number
   of common shares outstanding                 17,017,364      11,472,729      13,507,974      11,472,729
                                              ============    ============    ============    ============

See accompanying notes.

INTERLINK GLOBAL CORPORATION (F/K/A INFINITY WORLDWIDE, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                  Nine-Month       Nine-Month
                                                 Period ended     Period ended
                                                 September 30,    September 30,
                                                     2005             2004
                                                 ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                      $ (7,499,122)    $     (1,083)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation expense                            3,028                -
        Gain on settlement of trade debt               (4,953)               -
        Amortization of deferred consulting fees       80,573                -
        Issuance of common stock for various
           services                                 7,347,871                -
      Changes in assets and liabilities:
        Increase in prepaid expenses                  (64,500)               -
        Increase (decrease) in accounts payable
          and accrued expenses                         17,000            1,083
                                                 ------------     ------------
   Net cash provided by operating activities         (120,103)               -
                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                              (91,381)               -
   Increase in deposits                               (16,337)               -
                                                 ------------     ------------
   Net cash used by investing activities             (107,718)               -
                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                  537,264                -
   Issuance of common stock for deferred
     consulting fees                                 (289,125)               -
   Proceeds from notes payable                         62,100                -
                                                 ------------     ------------
   Net cash proved by investing activities            310,239                -
                                                 ------------     ------------

Change in cash and cash equivalents during period      82,418                -

Cash and cash equivalents, beginning of period              -                -
                                                 ------------     ------------
Cash and cash equivalents, end of period         $     82,418     $          -
                                                 ============     ============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                       $          -     $          -
  Income taxes                                   $          -     $          -
                                                 ============     ============

SUPPLEMENTAL DISCLOSURES

  Common stock issued for various services       $  7,347,871     $          -
                                                 ============     ============

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

                               INTERLINK GLOBAL CORPORATION


Date: October 11, 2007         By: /s/ Anastadios N. Kyriakides
                                   ---------------------------------------------
                                   ANASTASIOS N. KYRIAKIDES
                                   Chairman of the Board and Chief Executive
                                   Officer
                                   Principal Accounting Officer