Form 10QSB
period 2007-11-12
INTERLINK GLOBAL CORP
filed 2007-11-13
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For quarterly period ended November 12, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007 - 47,849,000 shares of our common stock, $.001 par value, were outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page

Item 1. Financial Statements.                                               3
Item 2. Management's Discussion and Analysis of
          Financial Condition And Results of Operations.                    6
Item 3. Controls and Procedures.                                            9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                  9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.        9
Item 3. Defaults Upon Senior Securities.                                    9
Item 4. Submission of Matters to a Vote of Security Holders.                9
Item 5. Other Information.                                                  9
Item 6. Exhibits.

FINANCIAL INFORMATION
Item 1. Financial Statements.      INTERLINK GLOBAL CORPORATION
                                   CONSOLIDATED BALANCE SHEET at
                                   Sept. 30, 2007 - unaudited
             ASSETS


    Current assets
            Cash and cash equivalents                               266,185
            Accounts receivable, net of allowance $565,307
1,099,358
            Prepaid value added tax                                 806,437
            Loan closing costs, current                              75,401
                                                                     ------
    Total current assets                                          3,098,771

    Goodwill - excess cost                                                -
    Equipment, less accumulated depreciation of $6,737,532        5,623,841
    Other non current assets                                        207,229
                                                                    -------
           Total assets                                          $8,929,841
                                                                 ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities
           Accounts payable                                       3,155,753
           Notes payable                                             26,280
           Senior convertible notes, current                        706,618
           Other current liabilities                              1,147,908
                                                                  ---------
           Total current liabilities                              5,887,949
                                                                   --------

    Long Term Liabilities
           Senior convertible notes, noncurrent                   4,090,932
           Accruals for labor indemnities - (Note 6)                752,413
           Loans due to shareholder                                 166,258
           Other noncurrent liabilities                             316,106
                                                                    -------
           Total long term liabilities                            5,325,709
                                                                  ---------
           Total liabilities                                     11,213,658
                                                                   --------

    COMMITMENTS AND CONTINGENCIES (Note 5)

    Shareholders'equity. common stock: $.001 par value, 100,000,000 shares authorized; 47,849,000
             shares issued and 47,849,000 outstanding                47,849
             Additional paid-in capital                           4,872,083
             Deferred consulting fees                                     -
             Deficit                                             (7,203,749)
                                                                 -----------

           Total shareholders' equity                            (2,283,817)
                                                                 -----------

           Total liabilities and shareholders' equity            $8,929,841
                                                                 ==========

See accompanying notes.

--------------------------------------------------------------------------------
INTERLINK GLOBAL CORPORATION       (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS - Three Months ended,



                                                                                Year-                 Year-
                                                3 Months       3 Months         to-Date              to-Date
                                                 Sept.07        Sept.06         Sept.07              Sept.06

Revenues                                    $   2,151,771  $  1,949,741  $    5,907,539  $         4,064,145
Cost of sales                                   1,793,457     1,411,836       4,966,352            3,003,701
                                            -------------- ------------- --------------- --------------------

Gross Margin                                      358,314       537,905         941,187            1,060,444
                                            -------------- ------------- --------------- --------------------

EXPENSES
   Advertising                                          -        22,317           8,641               37,747
   Amortization                                    47,455        72,504         141,803              260,855
   Bad debts                                       (4,582)       61,635          (4,582)              61,635
   Consulting                                      57,429         1,960         138,579              222,636
   Depreciation                                   275,341       269,892         825,184              592,214
   General and administrative expenses             88,433       141,487         340,664              323,840
   Interest                                       152,026        82,439         435,850              242,358
   Legal and professional                         143,705        86,987         282,996              199,349
   Rent                                           111,964       122,927         332,209              284,051
   Salaries, related taxes and benefits           323,870       422,514         917,376            1,070,327
   Software rent/support                           15,045             -          48,665                    -
   Taxes and licenses                              42,282        58,452          81,056              216,283
   Telecommunications                             (41,830)      164,695        (167,074)             394,621
   Travel and entertainment                        11,030       126,757          77,881              230,902

Total expenses                                  1,222,168     1,634,566       3,459,248            4,136,818
                                            -------------- ------------- --------------- --------------------

Other income                                       20,829       (28,799)         39,771              (29,843)

Loss before income taxes                        ( 843,025)   (1,125,460)     (2,478,290)          (3,106,217)
Provision for income taxes                              -             -               -                    -

Net loss                                    $   ( 843,025)   (1,125,460) $   (2,478,290) $        (3,106,217)
                                            ============== ============= =============== ====================


Basic and diluted net loss per common share $       (0.02) $      (0.04) $        (0.06) $             (0.10)
                                            -------------- ------------- --------------- --------------------

Basic and diluted weighted average number of
common shares outstanding                      41,048,460    25,169,763      41,048,460           31,674,600

See accompanying notes.

--------------------------------------------------------------------------------

INTERLINK GLOBAL CORPORATION    (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Year to Date


                                                      Sept.07           Sept.06
                                                 ------------------ ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                      $      (2,478,290) $   (3,106,218 )
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation expense                                  920,527         592,216
     Issuance of Common Stock                                    -         235,000
     Amortization of fees                                   49,566         260,855
     Bad debts                                                   -          61,635
   Changes in assets and liabilities:
    (Increase) in accounts receivable                     (141,825)       (209,865)
     Decrease in other receivables                           3,540          (1,711)
     Increase in accrued expenses                          462,178        (412,032)
     (Decrease) increase in accounts payable               488,249       1,220,920
     Bank overdraft                                              -          15,449
                                                 ------------------ ----------------

   Net cash provided by operating activities              (696,055)     (1,343,751)
                                                 ------------------ ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of equipment                                  (213,267)       (216,031)
   Increase in noncurrent assets                          (181,967)       (357,944)
   Payment for Venezuela company                                 -      (1,589,218)
                                                 ------------------ ----------------

   Net cash used in investing activities                  (395,234)     (2,163,193)
                                                 ------------------ ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                 26,215       2,173,635
   Proceeds from senior convertible notes                1,500,000               -
   Repayment of note payables                             (209,218)       (111,400)
                                                 ------------------ ----------------

   Net cash provided by financing activities             1,316,997       2,062,235
                                                 ------------------ ----------------

Change in cash and cash equivalents during period          225,708      (1,444,709)

Cash and cash equivalents, beginning of period              40,477       1,444,709
                                                 ------------------ ----------------

Cash and cash equivalents, end of period         $         266,185  $            -
                                                 ------------------ ----------------

See accompanying notes.

--------------------------------------------------------------------------------

INTERLINK GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS - (unaudited)

September 30, 2007 and 2006

Note 1 - Business and Summary of Significant Accounting Policies

The Company provides advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of Sept. 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2006. The accompanying financial statements should be read in conjunction with those financial statements and notes.

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

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred a net loss of $(843,025) for the quarter ended Sept. 30, 2007, and a net loss of $(1,125,460) for quarter ended Sept. 30, 2006. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations, neither of which are assured. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Loans due to shareholders. The amount of $166,258 due to Shareholders is due within one year.

Note 4. Acquisition of NGTV, S.A. from NERA, S.A., effective March 15, 2006.

     On March 15, 2006, the Company acquired all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., incorporated and existing under the laws of Bermuda ("CNH"). The acquisition included CNH's ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., ("NGTV"), a Venezuelan corporation engaged in the provision of telecommunication services in that country.

Note 5. Acquisition of MetroIP, effective November 14, 2006.

On November 3, 2006, the Company acquired a 66% equity interest in Metro IP Colombia S.A. ("Metroip"), a telecommunications company headquartered in Barranquilla, Colombia.

Note 6.  Accruals for labor indemnities.

Per local regulations, the Company's foreign affiliates must accrue unpaid payroll related items as long term accruals. These items have been properly accrued pursuant to local customs and regulations.

Note 7. Issuance of new Series D Senior Convertible Notes and Warrants.

On March 29, 2007, the Company issued Series D Senior Convertible Notes for $1,500,000, resulting in net proceeds of $1,415,300; the notes bear interest at twelve (12%) percent and mature on March 29, 2009. Closing costs of $84,700 will be amortized over the term of the loan, commencing in April 2007. Both principal and interest are due at maturity and may be paid in registered shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the payment due date. In connection with this agreement, the Company issued warrants to purchase an aggregate of 15,000,000 shares of common stock.

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

Financial conditions - Balance Sheet

Net Fixed assets decrease by $682,710, decrease of 12.14%. Decrease is due to depreciation charged to operation. Total Assets decrease by $704,929, decrease of 8.73%. Decrease is due to depreciation - net fixed assets.
Senior debentures increase by $1,500,000, increase of 36.67%. Increase is due to new debentures. Total liabilities and equity decrease by $704,929, decrease of 8.73%. Decrease is due to increase in debentures and decrease in equity.

Results of Operations - Quarter ended Sept. 30, 2007

Revenue

Total revenues increased by $202,030, an increase of 9.39% for the quarter ended Sept. 30 2007, as compared to quarter ended Sept. 30, 2006. Increase is due to price increase adjustment in product mix.

Cost of Sales

Cost of sales increased by $381,621, an increase of 21.28% for the quarter ended Sept.30, 2007, as compared to quarter ended Sept. 30, 2006. Increase is due to cost of fiber lines to Venezuela and Colombia not fully sold.

Selling, general and administrative expenses

Selling, general and administrative expenses decrease by $412,398, a decrease of 33.74% for quarter ended Sept. 30, 2007, as compared to quarter ended Sept. 30, 2006, Decrease was due to decrease in Salaries and Wages of, $98,544, Telecommunication expense of $206,525 and Travel expense of $115,727.

Net loss

Net loss decrease by $282,435, a decrease of 33.50% for quarter ended Sept. 30, 2007 as compared to quarter ended Sept. 30, 2006. Decrease is due to decrease in Total expenses of $412,398.

Results of Operations - Year to Date June 30, 2007

Revenue

Total revenues increased by $1,843,394, an increase of 31.20% for year to date Sept. 30 2007, as compared to year to date Sept. 30, 2006. Increase is due to consolidation of acquired subsidiary.

Cost of Sales

Cost of sales increased by $1,962,651, an increase of 39.52% for year to date Sept. 30 2007, as compared to year to date Sept. 30, 2006. Increase is due to consolidation of acquired subsidiary.

Selling, general and administrative expenses

Selling, general and administrative expenses decrease by $677,570, a decrease of 19.59% for year to date Sept. 30, 2007, as compared to year to date Sept. 30, 2006.Decrease is due to decrease in Salaries and Wages of $152,951 and Telecommunication expense of $561,695.

Net loss

Net loss decrease by $627,927, a decrease of 25.34% for year to date Sept. 30, 2007 as compared to year to date Sept. 30, 2006. Decrease is due to decrease in Total expenses of $558,313.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms - with exception to current filing.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during last fiscal quarter, our principal executive officer and principal financial officer have determined there were no significant changes to our internal controls or other factors that could significantly affect the Company's internal controls subsequent to date of their evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 18, 2006, we filed a lawsuit against Assai, Inc. ("Assai") and Mr. Siba Padhi, the owner, agent and principal of Assai, in connection with an agreement to acquire 100% of Assai's voting common stock on August 2005. After we delivered the purchase price of $62,000 and one million shares of Company common stock (worth approximately $1.0 million) to Padhi, we discovered that Padhi had many several material misrepresentations and omissions of facts regarding the value of Assai. As a result, we have sued for rescission of the purchase agreement and the transactions contemplated therein.

Our causes of action arise from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Mr. Padhi.
On May 2006, the case was settled and the Company received back all one million shares, and all other claims were satisfied.

On May 3, 2006, Strategic Computer Solutions ("SCS") filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company. The Company believes the products were never received by an authorized employee of the Company. Ultimately, the Company prevailed and won summary judgment.

Interlink has long had a relationship with TBeck Capital, Aritex Consulatants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising company for Interlink Global Corp. remuneration was in the form of stock issues and repayment of loans to the company. Settlement Agreement was reached between TBeck Capital and Interlink Global Corp.,in amount of $10,000, payable to TBeck, dated August 2, 2007 - mutual release of all claims by all parties to this relationship.

Terminated Agreements

In August 2005, the Company agreed to acquire 100% of Assai, Inc. ("Assai"), a New Jersey based Internet provider, for $62,000 plus 1,250,000 shares of restricted common stock. The Company, upon conducting its due diligence, determined that there were material misrepresentations and omissions of facts. Accordingly, the Company's legal counsel informed the owner of Assai that the Company had rescinded the transaction and had cancelled the shares.
The Company has made a formal demand for the $62,000; due to the uncertain collectibility of this claim, the amount was written-off during the fourth quarter of the year ended December 31, 2005, pending formal litigation against Assai.

In October 2005, the Company agreed to acquire 51% of the outstanding shares of a broadband network company (Everest) for $1 million, of which $281,000 was paid as of December 31, 2005, and 1,250,000 shares of restricted common stock were issued. On December 31, 2005, the Board of Directors authorized the rescission of this agreement due to the receipt of misleading information and the inability to obtain various corroborating information from this corporation; such information was necessary to enable the Company to complete its audit and bring its SEC filings current in order to become a reporting publicly traded corporation. The Company has made a formal demand for the return of this money; due to the uncertain collectibility of the balance, the amount was written-off during the fourth quarter of the year ended December 31, 2005, pending further collection efforts.

Item 2. Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during fiscal quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information - NONE.

Item 6. Exhibits

31.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K - We did file Form 8-K on June 21, 2007 - Issuance of Series D Senior Notes.

--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERLINK GLOBAL CORPORATION, Registrant
----------------------------------------

Date: November 12, 2007    By:



                              ------------------------------------------
                              Anastasios N. Kyriakides,
                              Chairman of the Board and Chief Executive Officer

                              ------------------------------------------
                              Bill Rodriguez, Chief Financial Officer