Form 10QSB/A
period 2007-09-30
INTERLINK GLOBAL CORP
filed 2007-11-15
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2007

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


INTERLINK GLOBAL CORPORATION, Registrant
----------------------------------------

Date: November 12, 2007    By: /s/ Anastasios N. Kyriakides
                               -------------------------------------------------
                               Anastasios N. Kyriakides
                               Chairman of the Board and Chief Executive Officer

                               /s/ Bill Rodriguez
                               -------------------------------------------------
                               Bill Rodriguez
                               Chief Financial Officer