Form 10QSB/A
period 2007-09-30
INTERLINK GLOBAL CORP
filed 2007-11-23
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-QSB/A # 2

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For quarterly period ended September 30, 2007
                                       or

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        Commission file number 33-20033-D
                        ---------------------------------

                          INTERLINK GLOBAL CORPORATION


                    Nevada                             42-1655043
           (State of Incorporation)          (IRS Employer Identification No)

                    1100 NW 163rd Drive, No. Miami, FL 33169

                    (Address of principal executive offices)

                                 (305) 261-2007

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007 - 47,849,000 shares of our common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page

Item 1. Financial Statements.                                              3
Item 2. Management's Discussion and Analysis of
          Financial Condition And Results of Operations.                   6
Item 3. Controls and Procedures.                                          10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.      15
Item 3. Defaults Upon Senior Securities.                                  15
Item 4. Submission of Matters to a Vote of Security Holders.              15
Item 5. Other Information.                                                15
Item 6. Exhibits.

FINANCIAL INFORMATION

Item 1. Financial Statements.      INTERLINK GLOBAL CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                   at September 30, 2007

                    ASSETS         (unaudited)
Current assets
        Cash and cash equivalents                                   266,185
        Accounts receivable, net of allowance $565,307            1,028,564

        Advances to suppliers                                        42,792
        Prepaid value added tax                                     806,437
        Loan closing costs, current                                  75,401
                                                                     ------
Total current assets                                              2,219,379

 Equipment, less accumulated depreciation of $6,737,532           5,623,841
 Deferred tax asset, less valuation allowance of $1,429,469               -
 Other non-current assets                                           164,707
                                                                    -------
        Total assets                                             $8,007,927
                                                                 ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
        Accounts payable                                          3,352,061
        Accrued expenses                                            993,336
        Notes payable                                                26,280
        Senior convertible notes, current                           706,618
        Other current liabilities                                   154,572
                                                                    -------
        Total current liabilities                                 5,232,867
                                                                  ---------

 Long-Term Liabilities
        Senior convertible notes, noncurrent                      4,090,932
        Accruals for labor indemnities - (Note 6)                   752,413
        Loans due to shareholder                                    166,258
        Other noncurrent liabilities                                373,917
                                                                    -------
        Total long-term liabilities                               5,383,520
                                                                  ---------
        Total liabilities                                        10,616,387
                                                                 ----------

 COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 7)

 MINORITY INTEREST IN SUBSIDIARY                                    (57,811)
                                                                   --------

 Deficiency in assets
          common stock: $.001 par value,
          100,000,000 shares authorized; 47,849,000
          shares issued and outstanding                              47,849
          Additional paid-in capital                              4,872,083
          Accumulated deficit                                    (7,470,581)
                                                                -----------
        Total deficiency in assets                               (2,550,649)
                                                                -----------

        Total liabilities and deficiency in assets               $8,007,927
                                                                 ==========
See accompanying notes.

INTERLINK GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                3 Months   3 Months     9 Months      9 Months
                                                  Ended      Ended        Ended         Ended
                                                 Sept.07    Sept.06      Sept.07       Sept.06

Revenues                                      $2,084,121  $1,949,741    $5,981,189    $4,064,145
Cost of sales                                  1,896,532   1,411,836     5,328,060     3,003,701
                                                --------   ---------      --------      --------

Gross Margin                                     187,589     537,905       653,129     1,060,444
                                                 -------     -------       -------     ---------

EXPENSES
   Advertising                                         -      22,317         8,617        37,747
   Amortization                                   47,455      72,504       141,802       260,855
   Bad debts                                           -      61,635             -        61,635
   Consulting                                     57,429       1,960       138,577       222,636
   Depreciation                                  275,341     269,892       876,669       592,214
   General and administrative expenses           102,223     141,487       343,647       323,840
   Interest                                      152,026      82,439       435,850       242,358
   Legal and professional                        143,705      86,987       282,996       199,349
   Rent                                          111,964     122,927       332,209       284,051
   Salaries, related taxes and benefits          323,870     422,514       917,376     1,070,327
   Software rent/support                          15,045           -        48,665             -
   Taxes and licenses                             42,282      58,452        81,056       216,283
   Telecommunications                              7,346     164,695        62,069       394,621
   Travel and entertainment                       11,030     126,757        77,881       230,902
                                                  ------     -------        ------       -------

Total expenses                                 1,289,716   1,634,566     3,747,414     4,136,818
                                               ---------   ---------      --------      --------

Settlement of accounts payables (expenses)        49,176           -       229,143             -
Other income(expenses), net                       84,835     (28,799)       76,218       (29,843)
                                                  ------     --------       ------       --------

Loss before income taxes and minority interest  (968,116) (1,125,460)   (2,788,924)   (3,106,217)
Provision for income taxes                             -           -             -            -
                                                       -           -             -            -

Loss before minority interest                   (968,116) (1,125,460)   (2,788,924)   (3,106,217)
Minority interest                                 16,423           -        43,802             -
                                                  ------           -        ------             -

Net Loss                                       $(951,693)$(1,125,460)  $(2,745,122)  $(3,106,217)
                                                ---------------------   -----------   -----------

Basic and diluted net loss per common share       $(0.02)    $(0.05)       $(0.07)       $(0.11)
                                                  -------    -------       -------       -------

Basic and diluted weighted average number of
common shares outstanding                     41,048,460   25,169,763   41,048,460    31,674,600

INTERLINK GLOBAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - Year to Date
(unaudited)

                                                      Sept.07          Sept.06
                                                   -------------   -------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss from operations                         $(2,745,122)    $(3,106,217)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation and amortization                   1,018,471         592,216
     Minority interest from subsidiary                  (43,802)              -
     Issuance of Common Stock                                 -         235,000
     Amortization of fees                                     -         260,855
     Bad debts                                                -          61,635
   Changes in assets (increase) decrease:
    (Increase) in accounts receivable                  ( 71,030)       (209,865)
     Other receivables                                    3,540          (1,711)
     Due from employees                                  10,187               -
     Increase in accrued expenses                       501,617        (412,032)
     Prepaid and other current assets                   133,916               -
     Prepaid Value added taxes                         (242,532)              -
     Other assets                                      ( 83,809)       (357,944)
   Changes in liabilities increase (decrease):
     Trade accounts payable                             684,572       1,220,920
     Accrued liabilities                                482,571        (412,032)
     Accrual for labor indemnities                     (113,947)              -
     Customer deposits                                 ( 83,846)              -
     Notes payable                                     ( 25,593)              -
     Provision for income taxes payable                       -               -
     Bank overdraft                                           -          15,449
                                                        -------          ------
   Net cash used in operating activities             (1,668,698)     (1,701,695)
                                                     -----------     -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
   Purchase of equipment                               (176,945)       (216,031)
   Payment for Venezuela company                              -      (1,589,218)
                                                        -------      -----------
   Net cash used in investing activities               (176,945)     (1,805,249)
                                                       ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock issuance                                         26,215      2,173,635
   Proceeds from debentures                            1,415,300              -
   Proceeds from long term debt                           37,562       (111,400)
                                                          ------       ---------
   Net cash provided by financing activities           1,479,077      2,062,235
                                                       ---------      ---------

Change in cash and cash equivalents during period        225,708     (1,444,709)

Cash and cash equivalents, beginning of period            40,477      1,444,709
                                                          ------      ---------

Cash and cash equivalents, end of period               $ 266,185      $       -
                                                       ---------      ---------

Supplemental disclosures of non-cash investing and financing transactions:
Interest paid                                                -                -
Interest received                                            -                -
Income taxes paid                                            -                -
Stock issued as compensation                                 -                -


See accompanying notes.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

September 30, 2007 and 2006

Note 1 - Business and Summary of Significant Accounting Policies

The Company provides advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Unaudited Financial Statements - The unaudited financial statements as of September. 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its annual report on Form 10-KSB for the year ended December 31, 2006. The accompanying financial statements should be read in conjunction with those financial statements and notes.

Basis of presentation

The accompanying consolidated financial statements include the accounts of Interlink Global Corporation, and it's owned subsidiaries, Communication Networks Holdings, Ltd. (CNH) and MetroIP. All significant inter-company accounts and transactions between Interlink Global Corporation and Subsidiaries for the periods presented have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquids debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts receivable and allowance for Doubtful accounts

Trade and other receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and include over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are 90 days or more overdue. Bad debt expense for year ended September 30, 2007 and September 30, 2006 were $0.0 and $61,635, respectively. 6

Related party transactions

Interlink Global Corporation buys and sells services from related affiliates.
Interlink also has "Loans due to shareholders", refer to Note 3.

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

Concentrations of Business and Credit Risks

The Company maintains in cash balances in various banks between the United States, Venezuela, and Colombia. Balances maintained in a U.S. bank, sometimes exceed the FDIC limit of $100,000 per account. The Company has experienced concentration of vendor/suppliers. At present, the Company is dealing with one large vendor/supplier to provide telecommunication services under agreement. Terms of agreement: Cash deposit, 7 day billing with 3 days payment cycle.

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

Impairment of Long-Lived Assets

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or charges in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost of sell.

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

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, " Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements " ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company's fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statement.

Note 2. Going Concern and Management's Plan

As reflected in the accompanying financial statements, the Company incurred a net loss of $(843,025) for the quarter ended September 30, 2007, and a net loss of $(1,125,460) for the quarter ended September 30, 2006. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations, neither of which are assured. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Contingencies and Commitments.

The Company's subsidiary, NGTV, is currently based in Venezuela, and the majority of its operations are in Venezuela. One of the many risks associated with operations in Venezuela is that of nationalization. Certain industries and companies are more susceptible to nationalization and there is an on-going risk that the NGTV could be nationalized in the future by the Venezuelan Government. The Company believes that if NGTV were nationalized, sufficient payment for the fair market value of NGTV could negotiate. No adjustments to the carrying value of NGTV or their assets and liabilities have been reflected in these financial statements for the risk of nationalization.

Additionally, Communication Network Holdings, Ltd., a Bermuda incorporated subsidiary, owns NGTV and operates in Venezuela as well. However, it does trade in U.S currency for the benefit of NGTV. It trades in what is commonly referred to in Venezuela as a "free market" currency exchange. This method of trading avoids the official currency translations and results in the purchase of the local currency at rates lower than officially recognized. The Company has no assurance that its subsidiary can continue to operate in this manner.

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

Note 6.  Accruals for labor indemnities.

Pursuant to local regulations, the Company's foreign affiliates must accrue unpaid payroll related items as long-term accruals. These items have been accrued pursuant to local customs and regulations.

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



Terms: issued date: March 29, 2007; expiration date: March 29, 2012; purchase price per share: $0.25.

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

Plan of Operation

As provider of hosted VoIP (voice over internet protocol) telephone services, we are currently doing business in North America and South America. We provide SIP (session initiation protocol) - based broadband telephone solutions, WiFi (wireless fidelity), WiMax (wireless maximum) Marine Satellite Services, calling cards, and other enterprise services internationally. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies. We are expanding our market penetration in Venezuela and Colombia by bringing on line two fiber lines OC3 (optical carrier) that will provide direct line communications to both countries. This will increase our revenues and provide cash flow to maintain and which will expand operations during 2007 and 2008.

Financial conditions - Balance Sheet at September 30, 2007 and September 30,
2006.

Net fixed assets decreased by $682,711, a decrease of 10.83%. The decrease is due to depreciation charged to operation. Total assets decreased by $775,453, a decrease of 8.83%.
The decrease is due to depreciation - net fixed assets.
Senior debentures increased by $1,500,000, an increase of 45.49%. The increase is due to new debentures.
Total liabilities and equity decreased by $775,453, a decrease of 8.83%. The decrease is due to increase in debentures and decrease in equity.

Results of Operations - Quarter ended September 30, 2007 as compared to September 30, 2006.

Revenue

Total revenues increased by $134,380, an increase of 6.90% for the quarter ended September 30, 2007, as compared to quarter ended September 30, 2006. The increase is due to price increase adjustment in product mix and consolidation of new subsidiaries acquired during 2006.

Cost of Sales

Cost of sales increased by $484,696, an increase of 34.33% for the quarter ended September 30, 2007, as compared to quarter ended Sept. 30, 2006. The increase is due to cost of fiber lines to Venezuela and Colombia.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $344,850, a decrease of 21.10% for quarter ended September, 30, 2007, as compared to quarter ended September, 30, 2006. The decrease was due to a decrease in salaries and wages of $98,644, telecommunication expense of $157,349 and travel expense of $115,727.

Net loss

Net loss decreased by $173,767, a decrease of 15.44% for quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006. The decrease is due to a decrease in total expenses of $344,850.

Results of Operations - Year to Date September 30, 2007 as compared to September 30, 2006

Revenue

Total revenues increased by $1,917,044, an increase of 47.17% for year to date September 30 2007, as compared to year to date September 30, 2006. Increase is due to consolidation of acquired subsidiary.

Cost of Sales

Cost of sales increased by $2,324,359, an increase of 77.39% for year to date September 30 2007, as compared to year-to-date September 30, 2006. The increase is due to consolidation of acquired subsidiary.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $389,404, a decrease of 9.42% for year-to-date September 30, 2007, as compared to year-to-date September 30, 2006. The decrease is due to a decrease in salaries and wages of $152,950 and telecommunication expense of $332,552.

Net loss

Net loss decreased by $361,095, a decrease of 11.63% for year-to-date September 30, 2007 as compared to year-to-date September 30, 2006. The decrease is due to decreased in total expenses of $389,404 and decrease in Gross profit of $407,315.

Cash Requirements

We anticipate that we will require approximately $3,000,000 over the next twelve months for general and administrative expenses and to continue our plan of operation. We are expecting funding of $1,250,000 in exchange for convertible debentures to be received in the near term. We will also be dependent upon proceeds from the sale of our securities to accommodate any additional operational requirements, which may not occur.

Employees

At present, we are fully staffed with 11 employees at Interlink, our Venezuelan Affiliate has 21 employees and approximately 50 sales agents and our Colombian Affiliate has 6 employees and 50 sales agents. We do not anticipate increasing our staff.

Product Research and Development

We do not anticipate that we will expend any monies on research and development over the next twelve months.

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

Item 3. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this amended Report, our Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 19, 2007. Nevertheless, based on a number of factors, including the completion of our internal investigation, our internal review that identified certain prior period adjustments, efforts to remediate the material weaknesses in internal control over financial reporting, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this amended report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The Registrant is filing this Amendment No. 2 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, (the "Original Filing") filed on November 13, 2007 and amended on November 14, 2007, with the Securities and Exchange Commission in order to correct the financial statements, management's discussion and analysis and controls and procedures which were originally filed without our independent accountant's review.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 18, 2006, we filed a lawsuit against Assai, Inc. ("Assai") and Mr. Siba Padhi, the owner, agent and principal of Assai, in connection with an agreement to acquire 100% of Assai's voting common stock on August 2005. After we delivered the purchase price of $62,000 and one million shares of Company common stock (worth approximately $1.0 million) to Padhi, we discovered that Padhi had several material misrepresentations and omissions of facts regarding the value of Assai. As a result, we sued for rescission of the purchase agreement and the transactions contemplated therein.

Our cause of action arises from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Mr. Padhi. On May 2006, the case was settled and the Company received back all one million shares, and all other claims were satisfied.

On May 3, 2006, Strategic Computer Solutions ("SCS") filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company. The Company believes the products were never received by an authorized employee of the Company. Ultimately, the Company prevailed and won summary judgment.

Interlink has long had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and fund raising company for Interlink Global Corp. and remuneration was in the form of stock issued and repayment of loans to the Company. A settlement agreement was reached between TBeck Capital and Interlink Global Corp.,in amount of $10,000, payable to TBeck, dated August 2, 2007, as well as mutual releases of all claims by all parties to this relationship.

Terminated Agreements

In August 2005, the Company agreed to acquire 100% of Assai, Inc. ("Assai"), a New Jersey based Internet provider, for $62,000 plus 1,000,000 shares of restricted common stock. The Company, upon conducting its due diligence, determined that there were material misrepresentations and omissions of facts. Accordingly, the Company's legal counsel informed the owner of Assai that the Company had rescinded the transaction and had cancelled the shares.
The Company has made a formal demand for the $62,000; due to the uncertain collectibility of this claim, the amount was written-off during the fourth quarter of the year ended December 31, 2005, pending formal litigation against Assai.

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

Item 2. Unregistered Sales of Securities.

We did not complete any unregistered sales of shares of our common stock during fiscal quarter ended September 30, 2007.

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

Item 5. Other Information

Item 6. Exhibits

31.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K - We did file a Form 8-K on June 21, 2007, for the issuance of Series D Senior Notes.

--------------------------------------------------------------------------------


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERLINK GLOBAL CORPORATION, Registrant

Date:  November 21, 2007    By:


                              /s/ Anastasios N. Kyriakides
                              ------------------------------------------
                              Anastasios N. Kyriakides,
                              Chairman of the Board and Chief Executive Officer

                              /s/ Bill Rodriguez
                              ------------------------------------------
                              Bill Rodriguez, Chief Financial Officer