Form 10KSB
period 2007-12-31
INTERLINK GLOBAL CORP
filed 2008-04-15
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

 (Mark one)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      X     SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2007
                                         Or
      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
      For the transition period from                to                 .
                       Commission file number- 033-20033-D
                          INTERLINK GLOBAL CORPORATION

                  NEVADA                                   42-1655043
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)
            1100 NW 163 Drive
              Miami, Florida
      (Address of principal executive                        33169
                 offices)                                 (Zip Code)

                   (Issuer's Telephone Number) (305) 261-2007

         Securities registered under Section 12(g) of the Exchange Act:
                                                     Name of each exchange
           Title of each class                        on which registered
--------------------------------------    --------------------------------------
 Common Stock, par value $0.001 per share                    None



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's gross revenue for fiscal year ended December 31, 2007, was:
$9,897,748


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

  As of March 15, 2008 the issuer had 47,848,9220 shares of its common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer's securities holders, (2) any proxy or information statement, or (3) any Annual Report on Form 10-KSB filed pursuant to Rule 424(b) or (c) of the Securities Act.


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|




                          Interlink Global Corporation
                   FISCAL YEAR 2007 FORM 10-KSB ANNUAL REPORT

                                      INDEX

                                     PART I                                 Page

 Item 1.   Description of Business                                            1
 Item 2.   Description of Property                                            14
 Item 3.   Legal Proceedings                                                  15
 Item 4.   Submission of Matters to a Vote of Security Holders                15
                                     PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters           15
 Item 6.   Management's Discussion and Analysis or Plan of Operation          16
 Item 7.   Financial Statements                                               17
 Item 8.   Changes in and Disagreements with Accountants on Accounting        19
           and Financial Disclosure

 Item 8/A. Controls and Procedures                                            19
 Item 8/B. Other Information                                                  19
                                    PART III

 Item 9. Directors, Executive Officers, Promoters and Control Persons; 20 Compliance with Section 16(a) of the Exchange Act
 Item 10.  Executive Compensation                                             23
 Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    24
 Item 12.  Certain Relationships and Related Transactions                     25
 Item 13.  Exhibits                                                           25
 Item 14.  Principal Accountant Fees and Services                             25

 Signatures                                                                   26

 Certifications                                                               28

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS



In this annual report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

     o    our ability to design and market our future products;
     o our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
     o whether or not markets for our products develop and, if they do develop, the pace at which they develop;
     o our ability to attract the qualified personnel to implement our growth strategies,
     o    our ability to develop sales and distribution capabilities;
     o    the accuracy of our estimates and projections;
     o    our ability to fund our short-term and long-term financing needs;
     o    changes in our business plan and corporate strategies; and
     o other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned "Risk Factors" and "Management's Discussion And Analysis."

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

We will need additional funds to continue our operations and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

PART I

Item 1 Description of Business

History and Development of the Company

We were incorporated in Utah on November 20, 1987. In August of 1992, our Company acquired privately-held, Infinity Worldwide Trading Corp., a New York company, and changed our name to Infinity Worldwide, Inc. However, our Company was inactive from 1994 until January 12, 2005, when Infinity Worldwide, Inc. effectuated a merger with Interlink Global Corp. (the Company), a Florida corporation. In February 2005, pursuant to the merger agreement, we effected a 1 share for 3 shares reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value, to the shareholders of Interlink Global Corp., the Florida corporation. Retroactive effect of the reverse stock split and the merger has been reflected in this report. The share exchange reorganization and merger allowed Interlink Global Corp. to become a wholly-owned subsidiary of Infinity Worldwide, Inc., a publicly-held shell company. From and after the closing of the reorganization and merger, our principal asset became Interlink Global Corp. Simultaneously, we reincorporated in Nevada and the holding company named Infinity Worldwide, Inc. was changed to Interlink Global Corporation ("Interlink").
The Company, was organized in Florida in November 2004. Our corporate offices are located at 1100 NW 163rd Drive, No. Miami, FL 33169. Our telephone number is
(305) 261-2007. Our website address is http://www.interlink-global.com. Information contained in our website is not a part of this report on Form 10-KSB.
On March 15, 2006, Interlink acquired Communication Networks Holdings, Ltd.,
(CNH). The acquisition included CNH's ownership of all issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., (NGTV) a Venezuelan corporation engaged in the provision of telecommunication services (NGTV).
On November 3, 2006, Interlink acquired 66% of MetroIP Colombia S.A. (MetroIP), a Comlombian telecommunication company located in Barranquilla, Colombia.

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

As of December 31, 2006, our founder, Anastasios Kyriakides, beneficially owns approximately 18.44% of our common stock. This stockholder, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.

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

Products and Services

Business and Residential Calling Plans

Business and residential customers select a service plan based on their anticipated usage and enter into a service agreement with Interlink. Our service plans provide for unlimited calls to other Interlink customers worldwide and various levels of usage (fixed number of minutes or unlimited) for calls to Publicly Switched Telephone Network (PSTN) phones in North America and Canada and international regions (Latin American, European and Asia-specific). Calls in excess of a selected limit are charged on a per-minute basis.


Subscribers can select one or more telephone numbers in any rate center where Interlink provides service, anywhere in the world.(1) All Interlink customer packages include voice mail, caller ID, call waiting, simultaneous ringing, multi-phone call forwarding, call transfer, inbound call blocking, missed call logging, call return, repeat dialing, call rerouting, outbound international PSTN call block, and web-based account management and billing at no additional cost. Business customers are provided the following additional features: auto attendant, extension-to-extension dialing, call hunt, conference bridging, and business class voicemail.


Depending on the selected service plan and promotions in effect, Interlink may sell at a discount or provide at no cost an analog telephone adapter for residential customers to use with the Company's service. For small businesses, Interlink can offer "virtual PBX" services. For large business customers, Interlink offers hardware and software to directly connect to their existing PBX system.




----------
1 However, extra charges may apply based on the location of the selected tariff zone, the applicability of local tolls in that zone, and any interprovider contractual restrictions that may exist.

We offer US customers the ability to retain their existing phone number when they switch to Interlink, subject to service availability in their current number's tariff zone.

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

We cannot predict the effect of technological changes, such as changes relating to emerging wire line and wireless transmission technologies and the use of the Internet for traditional voice, data or other broadband services, on our business. In addition, it is not possible for us to predict with any certainty which emergent technology relevant to our business will prove to be the most economic, efficient or capable of attracting new customers.


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

Satellite  Connectivity

Interlink also offers satellite connectivity through is satellite hub in Miami, Florida, in the United States (US). Through this hub (and with appropriate equipment on the remote side) the Company can offer satellite connectivity to almost anywhere in the world.

Our 9.3 meter dish satellite can service half the US, Europe, all of Africa, and all of Latin America and Caribbean. We can service 500 clients (depending on site customer equipment, a customer can have as many as 30 E1/T1 connections). It has its own outdoors containment hub and power backup.

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

Industry Background

Residential Wire Line Communications Market
-------------------------------------------


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


While the information listed above discusses the US market, third party analysts generally agree that the rest of the world is encountering similar or higher market growth. With the exception of South Korea and Japan (both of which far exceed the growth patterns herein), we believe that the relative numbers shown herein (adjusted for population) are indicative of the true market size that we have available in the various countries where we operate, or plan to operate.

The Growth in Broadband Adoption in the Home
--------------------------------------------




VoIP communications are carried as data packets and require a broadband Internet connection that has sufficient bandwidth to deliver the data uninterrupted. As a result, broadband penetration has been a key driver of VoIP's expansion to date. As the Internet has become a bigger part of people's lives and advanced applications have come to require greater bandwidth, broadband use has become more widespread. We estimate that the number of US households using broadband Internet access will grow from 30 million, or 28% of total US households, at the end of 2004 to 69 million, or 61% of total US households, by the end of 2009. Currently, residential broadband consumers access the Internet principally through cable modems and digital subscriber lines, or DSL, which we estimate accounted for approximately 58% and 39% of 2004 consumer broadband subscribers in the US, respectively. However, an increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, is becoming available. The availability of these alternatives is expected to further encourage future broadband deployment and penetration both in the US and worldwide.


Independent industry analysts expect the worldwide broadband market to experience similar trends to those experienced in the US. For example, we believe that the worldwide broadband market will grow from 146 million subscribers at the end of 2004 to 317 million by the end of 2009. These reports cite Europe and Asia in particular as areas that have attractive growth prospects. We estimate that European broadband subscriptions, which were 40 million at the end of 2004, will grow to 92 million by the end of 2009. We also estimate broadband subscriptions in the Asia/Pacific region, which were 61 million at the end of 2004, will grow to 116 million by the end of 2009. (Because of Interlink geographical focus, we should include statistics and forecasts regarding Latin America's broadband market potential)


We believe the rapid deployment of broadband access in the US and abroad will continue to enable the accelerated adoption of VoIP communications.


VoIP Communications and Providers
---------------------------------


One of the outgrowths from the rapid deployment of broadband connectivity in the US and abroad has been the accelerated adoption of VoIP. Independent industry analysts have noted that the historical adoption of VoIP to date indicates that it may follow a future growth trajectory equal to or greater than that of the expansion of broadband access to the Internet.


VoIP is a technology that enables voice communications over the Internet through the conversion of voice signals into data packets. The data packets are transmitted over the Internet and converted back into voice signals before reaching their recipient. The Internet uses packet-switched technology to transmit information between two communicating terminals. For example, packet switching allows a personal computer to download a page from a web server or to send an e-mail message to another computer. VoIP allows for the transmission of voice signals over these same packet switched networks and, in doing so, provides an alternative to traditional telephone networks.


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


Today, VoIP technology is used in the backbone of many traditional telephone networks, and VoIP services are offered to residential and business users by a wide array of service providers, including established telephone service providers. These VoIP providers include traditional local and long distance phone companies (such as AT&T, BellSouth, Qwest and Verizon), established cable companies (such as Cablevision, Charter Communications, Comcast, Cox and Time Warner Cable), competitive telephone companies (such as Time Warner Telecom), Internet service providers (such as AOL, EarthLink and MSN, and Interlink Global in Venezuela and Colombia) and alternative voice communications providers (such as Interlink Global, Vonage and Skype).


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


Market Opportunity for VoIP
---------------------------

Many independent industry analysts expect the market for VoIP-based communication services in the US to expand dramatically from its current size. Several analysts have estimated compound annual growth rates for the U.S. or North American residential VoIP markets in the range of 61% to 100% over the period from 2004 to 2009.

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

Marketing

We differentiate the Company from our competitors as much as possible with our favorable rates in the Latin American market. We compete on the basis of our feature set, packaging premium features--such as those found in our enterprise packages--in a manner that is attractive to less price sensitive customers. We encourage customers to sign up for plans, such as our Latin American calling plan, which reduce our revenue volatility and our customers' focus on per minute charges.

Nevertheless, we recognize that telecommunications, most notably at the lower end, is a commodity subject to intense competition--particularly in the US. We compete at the lower end of the market. Specifically, we will continue to strive to have the lowest retail cost per minute for calling to the largest cities in Latin America. We believe this generates a perception among our price sensitive customers that the Company always offers a solid value at a competitive price. This, in turn, creates significant brand loyalty and reduces churn. Because Interlink Global has one of the lowest cost structures in the industry, we believe that we can compete even at the low end of the market without significant erosion of our margins.

Promotional Strategy

Our promotional strategies are based on cost/benefit efficiency. As an example, in our targeted Spanish and Portuguese speaking retail market, we will, as much as possible, utilize our wholesale customers to co-brand our product offerings in a way that will build Interlink brand awareness in markets where these wholesale customers operate. This will leave the majority of the cost to obtain new customers with our wholesale customer. We will provide low priced and or free connection devices (ATA's or IP phones) when the retail customer signs a minimum one year contract. While we are exploring the possibility of having these units sold via a leasing company with the individual customer contracts (and credit cards) as the security.


Channel Strategy


Interlink will utilize a diversified channel approach which will allow for the greatest penetration and customer growth within the shortest time period while upholding our conservative spending approach.

We will distribute our software through strategic relationships with leading Internet and computer hardware and software companies in Latin America. Our goal is to have our software bundled with our partners' products and services and distributed domestically and internationally.

We will enter into various agreements with focused web sites to promote our products/services, by hosting Interlink referral links on their web sites. We will either pay per sign up (once the customer has completed a 60 day subscription period), or provide a percentage of the reoccurring revenue for a period of one year when the subscriber signs a minimum one year contract.

We will utilize multi level marketing as well as master agents (wholesale customers) to address the retail market. We also believe that there is a substantial upside by using eBay as a sales outlet (either directly, through multi level marketing and/or through master agents). These combinations can allow us to build a substantial retail base without having the cost associated with building a large in-house sales team.

As larger potential customers will require direct contact as well as some specialization, and special pricing, Interlink will utilize direct sales when approaching other operators such as the smaller CATV operators, large corporations (banks, manufacturing companies, etc.), universities, and/or developing nation's telephone companies.

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

Sales

Our direct sales force targets enterprise accounts, such as Fortune 1000 and multi national companies, and wholesale accounts, such as cable operators. We employ six people in our sales department.

Our indirect sales team consists of an in-house sales group which oversees our registered sales agents, our reseller marketing program, and our Refer-a-Friend program.

Supply Chain Partners


Our most significant variable cost on a per subscriber basis is the customer premises equipment, the Analogue Telephone Adapter (ATA) device. Regardless of whether the cost is paid directly by the customer (which raises the cost to the customer of switching telephone services) or subsidized by Interlink (which raises our customer acquisition costs), it is in our best interest to seek the lowest possible cost for these ATA devices. Fortunately, these devices are now commodities as their core technology (in a semiconductor + software package) is widely licensed by TI and Netergy to Asian chipset suppliers. Initially, we contracted with Signal C for an ATA device that was functionally similar to those offered by Motorola and Cisco but which cost 30% less. We are now purchasing from another Asian company, a more advanced version with a smaller form factor, and better feature set. In the long-term, as our subscriber base increases, we may contract directly with a manufacturer to take advantage of volume discounts without paying a markup for branding or distribution.

Competition

We compete on the basis of our experience, network quality, customer service, range of services offered and price. Our competitors fall into three broad categories:

     o public telecommunication operators ("PTO's") in each country where we operate

     o other companies that operate competing satellite and terrestrial data transmission businesses, including newer entrants from more developed telecommunications markets outside of Latin America

     o    large international telecommunications carriers, and

     o    other VOIP operating companies

In the first category are the PTOs, which in the recent past began to extend their focus beyond local and long-distance telephony services, dedicating resources towards the private telecommunications network systems segment of the telecommunications market targeting the type of customer that represents our most important target market. PTOs generally have significant competitive advantages, including (i) close ties with national regulatory authorities, (ii) control over connections to local telephone lines, (iii) the ability to subsidize competitive services with revenues generated from other services they provide on a monopoly or duopoly basis and (iv) a reluctance of regulators to adopt policies and grant regulatory approvals that will result in increased competition.

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

 Our principal competitors include:

     o Spain's Telefonica S.A., which provides through its affiliates fixed line and cellular telecommunications services, data transmission services and audiovisual content and media services in Spain, Latin America and other regions.

     o Telecom Italia SpA, a global telecommunications provider, which operates through affiliates in Latin America principally in the field of mobile telephony (fixed-network, Internet, data transmission, telex and telegraphy) services in Argentina (through its ownership stake in Telecom Argentina held through Nortel Inversora), Bolivia, Brazil (through its wholly-owned TIM Brasil Group), and Paraguay, with publicly-announced goals of developing a continent-wide GSM network in South America.

     o    IBM, EDS and other local system integrators.

     o Virtual operators address the market on a national or global basis. They can leverage their reach to achieve economies of scale better than any other competitor. Virtual operators also offer unique value for mobile customers. Leading virtual operators include Vonage, Net2Phone, and Packet8.

We believe that, the use of new or emerging voice and data transmission services or technologies that are not widely available in Latin America, such as wireless-based systems dedicated to data and voice distribution services provides us with a current advantage. However, we can not guarantee that this advantage will be maintained in the future.

Rates are not regulated in our countries of operation and the prices for our services are strongly influenced by market forces. We believe that increasing competition will result in increased pricing pressures. We have faced and expect to continue to face declining prices and may experience margin pressure as the PTOs in the countries where we have operations modernize their facilities, adapt to a competitive marketplace, place greater emphasis on data telecommunications and as other companies enter the Latin American telecommunications market. These price and margin declines have also accelerated, and will likely continue to do so, as new competitors enter our markets.

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

Our international sales are subject to the risks of doing business abroad

Substantially all of our operations are located abroad. Foreign operations are subject to a number of risks, including:

-     political and social unrest,
-     changing economic conditions,
-     currency exchange rate fluctuations,
-     international political tension and terrorism,
-     electrical shortages,
-     transportation delays,
-     loss or damage to products in transit,
-     expropriation,
-     nationalization,
- the imposition of tariffs and trade duties both international and domestically,
-     import and export controls and other non-tariff barriers,
- exposure to different legal standards (particularly with respect to intellectual property),
-     compliance with foreign laws; and
-     changes in domestic and foreign governmental policies.

INTELLECTUAL PROPERTY

We have filed for federal trademarks in order to protect our brand names in the US. We have applied for federal trademark registration for the clauses "Net Talk" (Trademark Serial No.:78772555, filed on December 15, 2005) and "Connecting The World" (Trademark Serial No.: 78783778, filed on January 3,
2006). Both trademarks were granted.

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

Cross-Border Service. We provide integrated data, voice and video transmission between and among several Latin American and Caribbean countries and the US. International private line services are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities.

In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed correspondent agreements with carriers in several Latin American and Caribbean countries.

911 service. We were required to provide this service to US customers and as such have implemented E911 in the US and Canada. We do not currently charge for this service, but we may do so at a future date, depending on market trends. We are not aware of any similar regulation in the other countries where we operate. However, regulations could be added and if we were required to provide 911- like services in these countries we cannot predict the cost of providing such services in other countries.

Communications Assistance for Law Enforcement Act Compliance.
The Communications Assistance for Law Enforcement Act ("CALEA"), enacted in 1994, required telecommunications companies to rewire their networks so police could have access for wiretaps and other surveillance measures. However, CALEA specifically exempted "persons or entities insofar as they are engaged in providing information services." The Justice Department recently filed a FCC petition that Internet broadband and online telephone providers should be treated the same as traditional telephone companies. As a result of this petition, the FCC has adopted, on May 3, 2006 a Second Report and Order and Memorandum Opinion and Order (Order) that addresses several issues regarding implementation of the CALEA, enacted in 1994. The primary goal of the Order is to ensure that law enforcement agencies (LEAs) have all of the resources that CALEA authorizes to combat crime and support security, particularly with regard to facilities-based broadband Internet access providers and interconnected VOIP providers. The Order attempts to balance the needs of law enforcement with the competing aims of encouraging the development of new communications services and technologies while protecting customer privacy. The First Report and Order in this proceeding concluded that facilities-based broadband Internet access and interconnected VOIP providers were covered by CALEA. This second Order addresses remaining issues raised in this proceeding and provides certainty that will help achieve CALEA compliance, particularly for packet-mode technologies. This order states as follows:

         First, the Order affirms that the CALEA compliance deadline for facilities-based broadband Internet access and interconnected VoIP services was May 14, 2007, as established by the First Report and Order in this proceeding. The Order concludes that this deadline gives providers of these services sufficient time to develop compliance solutions, and notes that standards developments for these services are already well underway.

         Second, the Order clarifies that the May 14, 2007 compliance date will apply to all facilities-based broadband Internet access and interconnected VoIP providers. Applying the same compliance date to all providers will eliminate any possible confusion about the applicability of the deadline, avoid any skewing effect on competition and preventing migration of criminal activity onto networks with delayed compliance dates.

         Third, the Order explains that, absent the filing of a petition the assistance capability standards are deficient, it would be premature for the Commission to intervene in the ongoing process by which telecommunications standards-setting bodies, acting in concert with LEAs and other interested persons, are developing assistance capability standards.

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

         Finally, the Order requires all carriers providing facilities-based broadband Internet access and interconnected VoIP service to submit interim reports to the Commission to ensure that they will be CALEA-compliant by May 14, 2007, and also requires all facilities-based broadband Internet access and interconnected VoIP providers to whom CALEA obligations were applied in the First Report and Order to come into compliance with the system security requirements in the Commission's rules within 90 days of the effective date of this Order.


The Company. has long expected the final ruling to be along the lines that this final order presented. With this in mind, we opted not to use a Trusted Third Party(TTP), as it ultimately does not relieve the Company of the responsibility to provide the information and or intercepts, specified, in a timely manner. Therefore, we have chosen to implement a store and forward solution that will first, redirect the desired conversation first to a reserved, secure, server in order to store a copy of the conversation data. This data, will then automatically be forwarded to the proper authority authorized to have the data. This solution was implemented and tested.

RESEARCH AND DEVELOPMENT

We have not expended material amounts on research and development for the years ended December 31, 2007 and 2006.

EMPLOYEES

We have 10 employees all of whom work on a full-time basis. As of December 31, 2007, our Venezuelan subsidiary, NGTV, had 45 full-time employees and 60 part-time employees. Our Colombian subsidiary, MetroIP, had 5 full-time employees . We consider our relationships with our employees to be good.

Item 2. Description of Property

The Company leases a switch room and antenna pad space for its telecommunications equipment. The office is located at 1100 NW 163rd Drive, Miami, Florida 33169. The leases are effective through May 31, 2009. We believe the facilities located in Miami to be in satisfactory condition for the purposes required. Minimum annual rental payments, including sales tax and monthly electricity expense aggregate $145,415. As of December 31, 2007, the consolidated net book value of property, plant and equipment is $5.3 million, respectively.

NGTV, the Company's wholly-owned subsidiary, leases a 4,120 square feet headquarters in Caracas, Venezuela. The lease expired in September 2007 and was renewed for approximately $7,000 per month plus utilities. Each year the lease is adjusted according to inflation. We believe facilities located in Venezuela to be in satisfactory condition for the purpose required.

Item 3. Legal Proceedings

On August 18, 2006, we filed a lawsuit against Assai, Inc. ("Assai") and Mr. Siba Padhi, the owner, agent and principal of Assai, in connection with an agreement to acquire 100% of Assai's voting common stock on August 2005. After we delivered the purchase price of $62,000 and 1 million shares of Company common stock (worth approximately $1 million) to Padhi, we discovered that Padhi had many several material misrepresentations and omissions of facts regarding the value of Assai. As a result, we have sued for rescission of the purchase agreement and the transactions contemplated therein.

Our causes of action arise from alleged violations of federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Padhi. In May 2007, the case was settled and the Company received all 1 million shares, all claims were satisfied.

On May 3, 2006, Strategic Computer Solutions ("SCS") filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company. The Company believes the products were never received by an authorized employee of the Company. Ultimately, the Company prevailed and won a summary judgment. An appeal is still pending.

The Company has long had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising broker for the Company. Remuneration was in the form of stock issues and repayment of loans to the company. A Settlement Agreement was reached between TBeck Capital and the Company in the amount of $10,000, payable to TBeck, dated August 2, 2007, in which, mutual release of all claims by all parties to this relationship was issued.

In addition, we are subject from time-to-time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2007, we were not a party to any material litigation, claim or suit whose outcome we believe have a material effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock was traded on the Pink Sheets under the symbol "ILKG.OB." The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years, adjusted to reflect the reverse split on a three to one basis such that each old share represent 1/3 of a new share effected in February, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to the reversal, our common shares were quoted on the Pink Sheets under the symbol "TDIH."

                                                           High       Low
                                                           ----       ---



Fiscal Year 2006

First Quarter                                              $3.04     $1.25
Second Quarter                                             $2.85     $1.25
Third  Quarter                                             $1.95     $0.85
Fourth Quarter                                             $1.75     $0.35

Fiscal Year 2007

First Quarter                                              $0.76     $0.14
Second Quarter                                             $0.60     $0.18
Third Quarter                                              $0.50     $0.15
Fourth Quarter                                             $0.55     $0.10

On December 31, 2007, the closing price our common stock on the Pink Sheets was N/A and there were approximately 179 holders of record of our common stock.

The transfer agent and registrar for our common stock is Fidelity Transfer Company.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the board may deem relevant at that time.

Recent Sales of Unregistered Securities - None

Item 6. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

o    our ability to finance our activities and maintain our financial liquidity,
o our ability to enter into new agreements and to maintain and renew existing licensing agreements,
o    stability of foreign regimes, specifically Venezuela,

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

MATTERS EFFECTING SHORT-TERM OR LONG-TERM LIQUIDITY

Effective March 15, 2006, the Company signed a Share Purchase Agreement (the "Agreement") with NERA ASA, a Norwegian company ("Nera"), to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., an exempted company incorporated and existing under the laws of Bermuda ("CNH"). The acquisition included CNH's ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., ("NGTV"), a Venezuelan corporation engaged in the provision of telecommunication services in that country. Subject to the terms of the Agreement, we purchased CNH, free from any lien, charges and encumbrances, for a purchase price of $1.75 million. Additional consideration included:

  $2 million within 150 days of the closing date in order to fund the investment and working capital needs of NGTV. Of this amount, $979,179 will be exclusively used to fund unpaid salaries and severance obligations of NGTV. On August 3, 2006, our board of directors authorized the issuance of four million shares of restricted stock ($0.50 per share) for compliance with this provision of the Agreement.

  As part of further negotiations for a debt reduction program and further additional negotiations for the purchase of CNH, we utilized the services of Lane Bridge Overseas, Ltd., an affiliate of Nera. In consideration of such services, we have granted Lane an exclusive and irrevocable purchase option through December 31, 2009 for 2 million shares of our common stock. These shares will be valued at the abovementioned per share price of $0.50 cents.


CHANGES IN FINANCIAL STATEMENT BALANCES

Financial Condition - Balance Sheet

Net fixed assets decreased by $997,660. The decrease was due to depreciation expense of $1,104,829 and new acquisitions of $283,727 during 2007. Total assets decreased by $669,050. Total current assets increased by $167,579, Property and Equipment (net) decreased by $997,660 and Prepaid value added tax increased by $241,929. Total current liabilities increased by $1,728,397. Total long term liabilities increased by $739,152. Total stockholders' equity decreased by $2,975,606. The decrease was due to a current net loss of $3,000,606.
During our fiscal year ended December 31, 2006, funds were raised from two primary sources: (i) the issuance of restricted common stock and (ii) a note offering The note offering is in accordance with a Note and Warrant Purchase Agreement, dated November 29, 2005; the note bears interest at 10% and matures May 29, 2007.
Maturity date was extended to December 31, 2007.

Results of Operations

Gross revenues for 2007 increased by $4,008,893. The increase was due to increase in sales activities. Cost of sales increased by $3,783,297. The increase was due to increase in cost of sales activities.
Gross profit increased by $225,596. The increase was due to increase in sales activities. Total expenses decreased by $1,365,513. the decreased was due to impairment of goodwill of $581,358 during 2006 and refund of telecommunication expense of $249,711 during 2007. Interest expense increased by $267,023. The increase was due to new Senior debentures issued during 2007.

LIQUIDITY AND CAPITAL RESOURCES

On November 29, 2005, the Company issued a Series A Senior Convertible Note for $2 million, resulting in net proceeds of $1,767,000. The notes bear interest at 10% and mature on May 29, 2007. Closing costs of $233,000 are being amortized over eighteen months, commencing in December 2005. One- fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly; the principal and accrued interest may be paid in registered shares of the Company's common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date. In connection with this agreement, the Company issued warrants to purchase an aggregate of 6,181,822 shares of common stock (at an exercise price of $.75 per share): (i) 5,454,546 to the note holders and (ii) 727,276 to the placement agents.

On February 28, 2006, the Company issued two Series B Senior Convertible Notes for $1,297,550, resulting in net proceeds of $1,142,635. The notes bear interest at 10% percent and mature on August 28, 2008. Closing costs of $154,915 will be amortized over the term of the loan. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly; the principal and accrued interest may be paid in registered shares of the Company's common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.
In connection with this agreement, the Company issued warrants to purchase an aggregate of 5,882,222 shares of common stock: (i) 5,190, 198 to the note holders and (ii) 692,024 to the placement agents.

For both the Series A Senior Convertible Note, dated November 29, 2005, and the two Series B Senior Convertible Notes, dated February 28, 2006, one-fourteenth (1/14th) of the principal and all accrued but unpaid interest was to be repaid monthly, commencing April 2006 and July 2006, respectively. In consideration of the Company reducing the exercise prices of the warrants to $1.05 per share, the note holders have agreed to delay payment until August 2008.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition and stock-based compensation. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our significant accounting policies.

Revenue Recognition

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy conforms to SAB 104.

We evaluate the criteria of the FASB Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable. However, Company's Revenue is recorded on net basis in 2006.

Stock-Based Compensation

As of December 31, 2007, the Company has not issued any share based payments to its employees.

Derivative Financial Instruments

As of this date, the Company has not entered into any derivative transactions.

Item 7. Financial Statements


Our financial statements, including the notes thereto, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

      Financial Statements:

            Report of Independent Registered Public Accounting Firm
            Audited  Balance Sheet as of  December 31, 2007. and 2006
            Audited statements of operations for years ended December 31, 2007, and 2006
            Audited statements of cash flows for years ended December 31, 2007, and 2006
            Audited statements of deficiency in assets for years ended
             December 31, 2007, and 2006
            Notes to audited financial statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Items 8/A. Controls and Procedures

The evaluation of our disclosure controls and procedures and internal controls included a review of management's objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 8/B. Other Information - None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the SEC.

                                   MANAGEMENT

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

--------------------------------------------------------------------------------
                                                           Initial Election or
         Name               Age          Position Held       Appointment Date
--------------------------------------------------------------------------------

                                        Chairman, Chief       February 2004
Anastasios Kyriakides        60        Executive Officer
                                         and Secretary
--------------------------------------------------------------------------------

Kenneth A. Hosfeld           57          Executive Vice       February 2004
                                         President and
                                            Director

--------------------------------------------------------------------------------

Bill Rodriguez               60         Chief Financial         April 2007
                                            Officer
--------------------------------------------------------------------------------

                                                              November 2004
Stephan M. Gardner           64        Vice President and
                                            Director
--------------------------------------------------------------------------------

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

None of our directors or executive officers has, during the past five years:

     o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,
     o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,
     o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or
     o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BUSINESS EXPERIENCE



ANASTASIOS KYRIAKIDES. Mr. Kyriakides has been our President and CEO since inception. Mr. Kyriakides received a Bachelor of Science degree in business from Florida International University in 1975; in 1977, he received a degree in investment banking from the American Institute of Banking. Mr. Kyriakides has extensive experience in the field of shipping investment banking and venture capital and the process of public and private offerings. From 1979 to the present, Mr. Kyriakides has consulted for numerous companies in the areas of shipping, travel, banking, and electronics. His cruise ship career started with Carnival Cruise line out of the Port of Miami, and continued to a successful start up with Tropicana Cruises; one of the first gaming ships out of the Port of Miami. In 1994, Mr. Kyriakides became the Chairman of Montgomery Ward Travel, a company created to provide full travel services to eight million Montgomery Ward customers and credit card holders; he served in this capacity from 1994 to 1996. Mr. Kyriakides had previously organized the successful start-up of Seawind Cruise Line in 1990; there, he was the founder, and later, the Chairman, CEO, and Secretary until 1994. In 1984 Mr. Kyriakides founded Regency Cruise Line, the world's first publicly traded company in passenger shipping, and served as its Chairman and Secretary until 1987. In 1983, Mr. Kyriakides founded the Mylex Corporation www.mylex.com to develop and produce the world's first hand-held optical scanner and VGA card for personal computers. As the President and Chairman, Mr. Kyriakides guided Mylex from its beginning as a private company to its becoming a public company traded on the NASDAQ under the stock symbol MYLX until it was acquired as a wholly-owned subsidiary of IBM (NYSE: IBM). Mr. Kyriakides, in 1983, was the founder and Chairman of Tower Bank NA, a full service commercial bank, with three offices, headquartered in Dade County, Florida.

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

KENNETH A.HOSFELD. Mr. Hosfeld has served as our Executive Vice President and a member of our Board of Directors since February 2004. Kenneth's background includes over twenty-two years of international sales, marketing, and business management in the telecommunications industry. Before co-founding NetExpress, he was the Regional Director of Brazil, the Andinos, and the Caribbean for Tellabs, Inc from 1999 to September 2002. There, he negotiated deals as large as $350 million. He secured Tellabs' first "turn-key" contract (a complete, fully managed network deployment including all products and services and project financing). He opened Tellabs' offices in Brazil and regularly exceeded revenue targets by 130%. Prior to that, Kenneth was Vice President of Nera Latin America, a subsidiary of Nera Telecommunications (formerly ABB), with full P&L responsibility for the region. He opened offices throughout Latin America including Brazil, Colombia, Mexico, and Venezuela and additionally penetrated the Mexican and Chilean markets. He also worked at OneRing International from January 2003 to February 2004 as their Vice President, global sales and marketing. Prior to Latin America, Kenneth was responsible for sales in Africa and in China. At Nera, Kenneth regularly grew sales in his region between 80-200%, annually. He speaks over six languages including fluent Spanish and Portuguese. Mr. Hosfeld also serves on the Board of Directors of our wholly-owned subsidiaries, C N H Bermuda and New Global Telecom De Venezuela
(NGTV).

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


Board of Directors

Our board of directors currently consists of five members. Our by laws provide that our directors be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.

Board Meetings and Committees

The Board of Directors held six meetings during 2006. The Board of Directors now has one standing committees - an Audit Committee. Current committee members are listed below. The functions of the Audit Committee are to recommend selection of independent public accountants to the Board of Directors, to review the scope and results of the year-end audit with management and the independent auditors, to review the Company's accounting principles and its system of internal accounting controls and to review the Company's annual and quarterly reports before filing with the Securities and Exchange Commission. The Audit Committee was formed in 2006 and did not meet during 2006. The current members of the Audit Committee are Anastasios Kyriakides and Bill Rodriguez.

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


                            SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                               ANNUAL COMPENSATION                  COMPENSATION AWARDS


---------------------------------------------------------------------------------------

                                                                         SECURITIES
 NAME AND PRINCIPAL                                                      UNDERLYING
      POSITION                                         OTHER ANNUAL     OPTIONS # OF
                        YEAR    SALARY ($) BONUS ($)   COMPENSATION        SHARES
---------------------------------------------------------------------------------------

Anastasios              2007     $76,500     NONE          NONE             NONE
Kyriakides,             2006     $59,500     NONE          NONE             NONE
Chairman, CEO and
Secretary and
Director                2007     $56,250     NONE          NONE             NONE
                        2006     $50,700     NONE          NONE             NONE
Kenneth Hosfeld,
VP and Director         2007       NONE      NONE          NONE             NONE
                        2006     $25,700     NONE          NONE             NONE
Severino Rivano,
VP and Director         2007     $22,000     NONE          NONE             NONE
                        2006     $29,500     NONE          NONE
Stephan Gardner,                                                      NONE
VP and Director
---------------------------------------------------------------------------------------



OPTION GRANTS TO EXECUTIVE OFFICERS IN 2007 - None

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. With respect to the table below, we have based our calculation of the percentage of beneficial ownership of 26,048,000 shares of common stock outstanding as of December 31, 2007.
In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (cont)

The following tables set forth certain information regarding beneficial ownership of our common stock as of December 31, 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock, (ii) each of our directors and executive officers, and
(iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o Interlink Global Corporation, 1100 NW 163rd Drive, No. Miami, FL 33169.


                                  COMMON STOCK

--------------------------------------------------------------------------------------

                             NUMBER OF SHARES OF COMMON
NAME OF DIRECTOR, OFFICER     STOCK BENEFICIALLY OWNED      PERCENTAGE OF OUTSTANDING
AND BENEFICIAL OWNER                                        SHARES OF COMMON STOCK
--------------------------------------------------------------------------------------

Anastasios Kyriakides         7,569,000(1)                  18.44%
--------------------------------------------------------------------------------------
                                                            5.67%
Kenneth Hosfeld               2,329,000
--------------------------------------------------------------------------------------
                                                            4.39%
Stephan M. Gardner            1,800,000
--------------------------------------------------------------------------------------
                                                            2.44%
Severino Rivano               1,001,000
--------------------------------------------------------------------------------------

All Officers & Directors      13,349,000                    32.52%
 As a Group (6 persons)
--------------------------------------------------------------------------------------
                              26,048,000                    63.46
Total
--------------------------------------------------------------------------------------


     (1) Includes 600,000 Shares held by Anastasios & Maria Kyriadides as Joint Tenants, 3,669,000 Shares held by the Maria, Nicholas, Stephanie, Peter Kyriakides Trust and 3,300,000 shares held by the Maria, Nicholas, Stephanie, Peter Kyriakides Trust


CHANGE OF CONTROL
To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control..

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Due to Shareholder's loan in the amount of $349,883 was outstanding at December 31, 2006 - one year term, no interest.

Item 13. Exhibits

The following documents are filed as part of this report:

(1) financial statements - see index to accompanying audited financial statements under item 7 above.
(2) Exhibits - see index to exhibits following the signatures to this report.

Item 14. Principal Accountants Fees and Services

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: services rendered for the audit of our annual financial statements and the review of our quarterly financial statements.

                               December 31, 2007            December 31, 2006
                               -----------------            -----------------

      Audit Fees                   $ 000000                       $80,438

SIGNATURES,

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March ,2007.

                                      Interlink Global Corporation



                                      By:    /s/   Anastasios Kyriakides
                                             --------------------------------
                                                   Anastasios Kyriakides
                                           President and Chief Executive Officer

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

            Signatures                           Title                    Date
            ----------                           -----                    ----



       ANASTASIOS KYRIAKIDES                Chief Executive            March 15,
     /s/ ANASTASIOS KYRIAKIDES      Officer, Chairman and Secretary       2008
     -------------------------       (Principal Executive Officer)

                                                                       March 15,
                                        Chief Financial Officer           2008
          Bill Rodriguez               (Principal Financial and
        /s/ Bill Rodriguez                Accounting Officer)
        ------------------

                                                                       March 15,
                                             VP & Director                2008
        KENNETH A. HOSFELD
      /s/ KENNETH A. HOSFELD
      ----------------------

                       INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Interlink Global Corporation
Miami, Florida

[to be inserted into EDGAR draft]

 EXHIBITS.

--------------------------------------------------------------------------------

4.10 Registration Rights Agreement dated as of February 28, 2006 by and among certain lenders and the Registrant
--------------------------------------------------------------------------------
10.3 Note and Warrant Purchase Agreement between certain lenders and the Registrant dated as of February 28, 2006
--------------------------------------------------------------------------------

10.4 Amendment to Note and Warrant Purchase Agreement between certain lenders and the Registrant dated 10/06.
--------------------------------------------------------------------------------
10.7 Share Purchase Agreement dated as of March 15, 2006 by and between the Registrant and NERA ASA. (1)
--------------------------------------------------------------------------------
10.8 Share Purchase Option Agreement dated as of March 15, 2006 by and between the Registrant, Lane Bridge Overseas Ltd. (1)
--------------------------------------------------------------------------------
14.1   Code of Ethics
--------------------------------------------------------------------------------
21.1   List of subsidiaries
--------------------------------------------------------------------------------
31.1   Certification of Chief Executive Officer
--------------------------------------------------------------------------------
31.1   Certification of Chief Executive Officer
--------------------------------------------------------------------------------
31.2   Certification of Chief Financial Officer
--------------------------------------------------------------------------------
32.1   Section 1350 Certification of Chief Executive Officer
--------------------------------------------------------------------------------
32.2   Section 1350 Certification of Chief Financial Officer
--------------------------------------------------------------------------------


INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2007 and 2006

ASSETS                                                                               2007            2006
------                                                                               ----            ----

CURRENT ASSETS
   Cash and equivalents                                                         $    151,394    $     40,477
    Accounts receivable, less allowance of $149,794 in 2007, $570,486 in 2006        826,430         957,534
   Employee advances                                                                  13,894          10,187
   Other receivables                                                                  32,571          46,332
   Prepaid expenses                                                                  456,703         133,916
   Loan closing costs, current portion                                                    --         124,967
   Deferred tax asset less valuation allowance of $1,225,328                              --              --
                                                                                ----------------------------
        Total current assets                                                       1,480,992       1,313,413

Property and Equipment
----------------------
   Telecommunications Equipment                                                   12,388,135      12,108,341
   Furniture & Fixtures                                                                7,221           7,177
   Other Equipment                                                                    16,888          15,499
   Software                                                                           19,589          17,089
                                                                                ----------------------------
        Total fixed assets                                                        12,431,833      12,148,106
   Less accumulated Depreciation                                                  (7,098,392)     (5,817,005)
                                                                                ----------------------------
   Property and equipment, net                                                     5,333,441       6,331,101
                                                                                ----------------------------

Prepaid value added tax                                                              805,834         563,905
Deposits                                                                                  --          80,898
                                                                                ----------------------------

TOTAL ASSETS                                                                    $  7,620,267    $  8,289,317
                                                                                ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                             $  3,130,594    $  2,667,489
   Accrued expenses                                                                1,072,724         185,969
   Accrued interest                                                                  835,165         324,796
   Notes payable                                                                          --          51,873
   Senior convertible debentures, current portion                                    706,618         706,618
                                                                                ----------------------------
        Total current liabilities                                                  5,745,101       3,936,745

LONG-TERM LIABILITIES
   Advances from officers                                                            134,558         259,883
   Due to stockholder                                                                171,186          90,000
   Accrual for labor indemnities                                                     195,425         866,360
   Customer deposits                                                                      --          83,846
   Other                                                                             396,907         307,302
   Senior convertible debentures                                                   4,065,932       2,590,932
                                                                                ----------------------------
        Total long-term liabilities                                                4,964,008       4,198,323
                                                                                ----------------------------
TOTAL LIABILITIES                                                                 10,709,109       8,135,068
                                                                                ----------------------------

Minority Interest                                                                   (175,002)        (14,009)

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5, AND 6)

STOCKHOLDERS' EQUITY
   Common Stock: $0.001 par value,                                                    47,849          47,599
     100,000,000 shares authorized; 47,598,922 shares issued
     and outsanding.
   Additional paid-in-capital                                                      4,870,868       4,846,118
   Accumulated deficit                                                            (7,832,557)     (4,725,459)
                                                                                ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        (2,913,840)        168,258
                                                                                ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  7,620,267    $  8,289,317
                                                                                ============================

See accompanying notes.



INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006                 2007            2006
                                                               ----            ----

REVENUES                                                  $  9,897,738    $  5,888,845

COST OF REVENUES                                             8,089,197       4,305,900
                                                          ----------------------------

GROSS MARGIN                                                 1,808,541       1,582,945
                                                          ----------------------------

OPERATING EXPENSES
   Advertising                                                  10,412          50,491
   Amortization of deferred fees                               219,764         431,211
   Bad debts                                                    (4,582)         35,930
   Consulting and Technical Services                           330,032         299,307
   Depreciation                                              1,281,387         872,912
   Impairment of goodwill                                           --         581,358
   Professional Fees                                           415,178         231,331
   Other expenses                                              305,308         455,940
   Rent and occupancy                                          455,558         393,847
   Salaries and wages                                        1,387,786       1,550,473
   Taxes and licenses                                          124,498         220,996
   Telecommunications                                         (249,711)        458,530
   Travel and entertainment                                    111,891         144,175
                                                          ----------------------------
        TOTAL GENERAL AND ADMINISTRATIVE EXPENSES            4,387,521       5,726,501
                                                          ----------------------------
LOSS BEFORE OTHER INCOME (EXPENSES)                         (2,578,980)     (4,143,556)
                                                          ----------------------------

OTHER INCOME (EXPENSES)
   Interest expense                                           (685,080)       (338,098)
   Other                                                        (4,031)       (186,350)
                                                          ----------------------------
        TOTAL OTHER INCOME (EXPENSES)                         (689,111)       (524,448)
                                                          ----------------------------

LOSS BEFORE INCOME TAX AND MINORITY INTEREST                (3,268,091)     (4,668,004)

PROVISION FOR INCOME TAXES                                          --              --
                                                          ----------------------------

LOSS BEFORE MINORITY INTERST                                (3,268,091)     (4,668,004)

MINORITY INTEREST                                              160,993          14,009
                                                          ----------------------------

NET LOSS                                                  $ (3,107,098)   $ (4,653,995)
                                                          ============================


Weighted average shares outstanding - basic and diluted     41,849,460      36,806,198
                                                          ============================

Net loss per share - basic and diluted                           (0.08)          (0.13)
                                                          ============================

See accompanying notes.



INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2007 and 2006                                                    Issuance of
                                                            Additional        Stock        Common
                                 Common Stock                 Paid-In      Subscription   Stock for
                                      Shares    Par Value     Capital       Receivable     Services        Deficit        Total
                                 ------------  -----------  -----------    ------------   -----------      --------       -----
                                 --------------------------------------------------------------------------------------------------
Balance December 31, 2004        11,472,667   $    11,473   $   509,876    $        --    $        --    $  (535,802)   $   (14,453)
                                 --------------------------------------------------------------------------------------------------

Effect of shares issued in
merger                           14,968,218        14,968       (14,968)            --             --             --             --

Issuance of Common Stock
   Cash                           1,012,037         1,012       831,238       (300,000)            --             --        532,250
   Issuance stock for services      430,000           430       114,670             --             --        115,100
   Consulting and technical         317,000           317       316,683             --             --        317,000
   Deferred consulting fees         325,000           325       324,675       (325,000)            --             --
   Founder shares                 4,869,000         4,869            --         (4,869)            --             --             --

Amortization deferred fees               --            --            --             --        146,000             --        146,000

Net loss                                 --            --            --             --             --     (1,617,836)    (1,617,836)

Effect of Quasi reorganization           --            --    (2,082,174)            --             --      2,082,174             --
                                 --------------------------------------------------------------------------------------------------
Sub-total                        21,921,255        21,921      (509,876)      (304,869)      (179,000)       464,338       (507,486)
                                 --------------------------------------------------------------------------------------------------

Balance at December 31, 2005     33,393,922        33,394            --       (304,869)      (179,000)       (71,464)      (521,939)

Issuance of common stock
   Cash                           7,419,000         7,419     1,066,688        304,869             --             --      1,378,976
    Services                        235,000           235       234,765             --             --             --        235,000
   Acquisition of CNH/NGTV        6,000,000         6,000     2,994,000             --             --             --      3,000,000
   Acquisition of MetroIP           551,000           551       550,665             --             --             --        551,216
  Deferred consulting fees               --            --            --             --        179,000        179,000

Net loss                                 --            --            --             --             --     (4,653,995)    (4,653,995)
                                 --------------------------------------------------------------------------------------------------

Balance at December 31, 2006     47,598,922        47,599     4,846,118             --             --     (4,725,459)       168,258

Additions - new shares              250,000           250        24,750             --             --             --         25,000

Net loss                                 --            --            --             --             --     (3,107,098)    (3,107,098)
                                 --------------------------------------------------------------------------------------------------

Balance at December 31, 2007     47,848,922   $    47,849   $ 4,870,868    $        --    $        --    $(7,832,557)   $(2,913,840)
                                 ==================================================================================================

See accompanying notes.



INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006                                 2007           2006
                                                                               ----           ----


Net Loss                                                                   (3,107,098)    (4,653,995)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation expense                                                     1,281,387        872,912
   Gain on settlement of trade debt                                                --             --
   Bad debt                                                                        --         61,635
   Impairment of assets                                                            --        546,230
   Issuance of common stock for services                                           --        235,000
   Amortization of deferred fees                                              124,967        411,004
Changes in assets and liabilities:
   Increase in accounts receivable                                            131,103       (159,368)
   Increase in other receivables                                                 (133)        (1,934)
   Increase in accounts payable                                               463,092      1,141,144
   Increase in accrued expenses                                               464,476       (273,192)
                                                                          --------------------------
Net cash used in operating activities                                        (642,206)    (1,820,564)
                                                                          --------------------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                        (283,727)      (296,744)
   Increase in noncurrent assets                                             (473,630)      (743,374)
   Payment for purchase of Venezuelan company, net                                 --     (1,589,218)
                                                                          --------------------------
Net cash used in investing activties                                         (757,357)    (2,629,336)
                                                                          --------------------------

Cash Flow from Financing activities:
   Issuance of common stock                                                    25,000      2,063,473
   Issuance of common stock for settlement of debt                                 --             --
   Proceed from stock subscription receivable                                      --        304,869
   Net proceeds from senior convertible notes                               1,475,000             --
   Proceeds from note payable to officer                                      (44,139)       144,840
   Proceeds from due to stockholder                                                --         90,000
   Net increase in other notes payable                                        (51,873)       442,486
                                                                          --------------------------
Net cash provided from financing activities                                 1,403,988      3,045,668
                                                                          --------------------------

(Decrease) Increase in cash                                                     4,425     (1,404,232)

Cash and equivalents, beginning                                                40,477      1,444,709
                                                                          --------------------------
Cash and equivalents, ending                                                   44,902         40,477
                                                                          --------------------------

Supplemental disclosures
   Cash paid for interest                                                 $        --    $ 13,302.00
   Cash paid for income taxes                                             $        --    $        --

Supplemental disclosures for non-cash items:
   Shares for consulting and technical services                           $        --    $   235,000
                                                                          ==========================
   Shares issued for settlement of debt                                   $        --    $   115,100
                                                                          ==========================

See accompanying notes.


                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Note 1 Organization and Summary of Significant Accounting Policies

Nature of Operations
--------------------
The Company provides telecommunications applications utilizing hardware and software that enables its domestic and world-wide users to access the world-wide Internet as a transmission medium for telephone calls locally and throughout the world. The sale of Internet telephone is made possible using Voice over Internet Protocol ("VoIP"). Our markets are located in Latin America (namely Venezuela and Colombia).

Organization
------------
In 1987, Hawaii Ventures, Inc. ("HVI") was organized under the laws of the State of Utah as a public company for the purpose of acquiring a participation interest in any and all types of businesses and products. HVI's stock offering was a "blind pool" offering.

In 1992, the Company acquired privately-held Infinity Worldwide Trading Corp., a New York company, and changed its name to Infinity Worldwide Inc. ("IWI"). The principal business of IWI became the purchase of discounted and surplus consumer products for resale in eastern Europe. This venture eventually failed and IWI was dormant since mid-1994 through mid-January 2005.

On January 12, 2005, IWI effectuated a merger with Interlink Global Corp., a Florida corporation, acquiring the issued and outstanding shares of IWI and liquidating it. Simultaneously, the state of incorporation was changed to Nevada and the entity's name was changed to Interlink Global Corporation (the "Company"). The stock symbol was changed to ILKG.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Interlink Global Corporation, and its owned subsidiaries, Communication Networks Holdings, Ltd. ("CNH") and MetroIP. All significant inter-company accounts and transactions between the Company and its Subsidiaries for the years presented have been eliminated in consolidation.

Note 2 Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts
-------------------------------------------------------
Trade and other receivable are reported at fair market value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and include over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are 90 days or more overdue. Bad debt expense for year ended December 31, 2007 and December 31, 2006 were $(4,582) and $61,635, respectively.

Revenue Recognition
-------------------
Revenue for voice, data and other services to end-users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue. Revenues for carrier interconnection and access are recognized in the month in which the service is provided.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Note 2 Summary of Significant Accounting Policies (continued)

Use of Estimates
----------------

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

Concentrations of Business and Credit Risks
-------------------------------------------

The Company maintains ash balances in various banks between the United States of America ("US"), Venezuela and Colombia. Balances maintained in a US banks, sometimes exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000 per account.

Basic and Fully Diluted Net Loss Per Common Share
-------------------------------------------------

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Shares ("EPS"). SFAS No. 128 requires companies to present basic earnings (loss) per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the periods presented, the Company had no potentially dilutive instruments.

Impairment of Long-Lived Assets
-------------------------------

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets". SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost of sell.

Impairment of  Goodwill
-----------------------

Goodwill was recorded in the acquisition of MetroIP in the fourth quarter of 2006. Goodwill is tested for impairment annually in the last quarter of the year, unless management believes events have occurred or circumstances have changed that would require testing. Due to continued operating losses and cash flows being lower than expected through the second quarter of 2007, in December 2006, a goodwill impairment loss of $546,230 was recognized. The fair value of goodwill was estimated using the expected present value of future cash flows.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Fair Value of Financial Instruments - Cash, accounts receivable, accounts payable, accrued expenses, current and non-current portion of debt, and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Note 2 Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes"--an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective beginning in fiscal year 2008, but does not expect its adoption to have a material impact on its consolidated financial statements.

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

Note 3 Going Concern and Management's Plans

As reflected in the accompanying consolidated financial statements, the Company incurred a consolidated net loss of $3,000,606 for the year ended December 31, 2007 due principally to expenses incurred for general and administrative expenses and payroll. To date, the Company has not generated significant recurring gross profit and the limited gross profit for the current year will not be sufficient to sustain the operations. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunication industry. The plan also includes raising equity capital through private stock offerings. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------


Note 4 Acquisitions

Communications Network Holdings (Venezuelan Company)
----------------------------------------------------

Effective March 15, 2006, the Company signed a Share Purchase Agreement (the "Agreement") with Nera ASA ("NERA"), a Norwegian company , to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., an exempted company incorporated and existing under the laws of Bermuda ("CNH"). The acquisition included CNH's ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A. ("NGTV"), a Venezuelan corporation engaged in the provision of telecommunication services.

Subject to the terms of the Agreement, the Company purchased CNH, free from any lien, charges and encumbrances, for a purchase price of $1.75 million. Under the terms of the Agreement, the Company has agreed to inject into NGTV, within 150 days of the closing date, $2 million in order to fund the investment and working capital needs of NGTV. Of this amount, $979,179 will be used to fund unpaid salaries and severance obligations of NGTV. On August 3, 2006, the Company's Board of Directors authorized the issuance of four million shares of restricted stock (fifty cents per share) for compliance with this provision of the Agreement.

As part of further negotiations of a debt reduction program and for further additional negotiations for the purchase of CNH, the Company utilized the services of Lane Bridge Overseas, Ltd., a British Virgin Islands company ("Lane"), an affiliate of Nera. In consideration of such services, the Company has granted Lane an exclusive and irrevocable purchase option through December 31, 2009, for two million shares of the Company's common stock, quoted on the OTC market in the United States, at a sale price of one cent per share. Based upon the per share price of fifty cents per share for the payment of the Cash Consideration as discussed in the preceding paragraph, these two million shares will be valued at fifty cents per share.

MetroIP (Colombian Company)
---------------------------
Effective November 3, 2006, the Company acquired a 66% equity interest in MetroIP Colombia S.A. ("MetroIP"), a telecommunications company headquartered in Barranquilla, Colombia.


Note 5 Property and equipment

Depreciation expense for year ended December 31, 2007 was $1,104,829 compared to $872,912 for December 31, 2006. Typical fixed assets are made up of Office and computer equipment with normal life of 5 years - method used for depreciation is straight line. The largest item in fixed asset deals with Telecommunication equipment with normal life of 7 years - method of depreciation is straight line.

Note 6 Commitment and Contingencies

Leases
------

Interlink accounts for occupancy leases as operating expenses. There are no capitalized leases. Minimum future lease payments as of December 31, 2007 were as follows:

Year                       12/31/07
----                       --------

2008                       145,415
2009 (annual renewals)           0
                           --------
Total                      145,415
                           --------

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Note 6 Commitment and Contingencies (continued)

Employment arrangement
----------------------

The Company has an Employment Agreement with the Chief Executive Officer, in consideration of his services the Company has agreed to pay a base salary of $52,000 plus certain bonuses and awards if the Company achieves certain goals. As of December 31, 2007 and 2006, none of these goals had been realized. The agreement is effective though December 31, 2008.

Legal Proceedings
-----------------
On August 18, 2006, we filed a lawsuit against a potential investor and the owner, agent and principal of in connection with an agreement to acquire 100% of Assai's voting common stock on August 2005. After delivery of the purchase price of $62,000 and 1million shares of Company common stock (worth (approximately $1million) to the owner, it was noted, that the owner had many several material misrepresentations and omissions of facts regarding the value of the investment .. As a result the Company has sued for rescission of the purchase agreement and the transactions contemplated therein. The causes of action arise from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by the owner. The amount in controversy is approximately $115,000, exclusive of interest and costs. The case was settled and the Company received all shares and all claims were satisfied.

On May 3, 2006, Strategic Computer Solutions ("SCS") filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company. The Company believes the products were never received by an authorized employee of the Company.
Legal action is still pending.

Interlink has long had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising company for Interlink Global Corp. remuneration was in the form of stock issues and repayment of loans to the company.
Settlement Agreement was reached between TBeck Capital and Interlink Global Corp., dated August 2, 2007 - mutual release of all claims.

Note 7 Accrued for labor indemnities

The Company purchased two subsidiaries - NGTV/CNH and MetroIP. Foreign subsidiaries are required to record accrued unpaid labor fringe benefits (ie: vacation, sick days etc.) These accruals become due and payable upon termination or severance of individual employees.

Note 8 Income Taxes

As of December 31, 2007 the Company had a net operating loss carry forward of approximately $0.0 million. This loss may be carried forward to offset federal income taxes in various future years through the year 2026. During 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.
A deferred tax asset has been provided to record the effect of the cumulative tax losses. Due to the uncertainty as to whether these losses will be realized, the Company has provided a valuation allowance equal to the amount of the deferred tax asset.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------



Note 8 Income Taxes (continued)


The provision for income taxes are summarized as follows:                   2007           2006

Current tax, net of utilization of net operating loss carry-forward
Federal                                                                       -              -
State                                                                         -              -
Total current tax                                                             -              -

Deferred tax, net of utilization of net operating loss carry-forward
Federal                                                                       -              -
State                                                                         -              -
Total deferred tax                                                            -              -

Total income taxes                                                            -              -


The company files consolidated income tax returns with its two subsidiaries. Deferred income taxes and benefits for 2007 and 2006 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 20% in both years) that the changes in those temporary differences had on the provision for deferred tax expense as follows:

Items                                                2007               2006

Deferred tax assets:
Allowance for bad debts                          $   000,000        $   114,097
Net operating loss carry-forward                   0,000,000          1,120,000
                                                 -----------        -----------

Total deferred tax asset                           0,000,000          1,234,097
                                                 -----------        -----------

Deferred tax liability:
Depreciation                                          (0,000)            (8,769)
                                                 -----------        -----------


Total deferred tax liability                          (0,000)            (8,769)
                                                 -----------        -----------
Less: Valuation allowance                         (0,000,000)        (1,225,328)
                                                 -----------        -----------

Net deferred tax asset                           $        --        $        --
                                                 -----------        -----------

A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not a portion of the deferred income tax benefits will not be realized. It is Management's opinion that it is likely that the tax benefit will not be recognized in future years. Therefore, a valuation allowance has been established.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------


Note 9 Issuance of Series A and B Senior Convertible Notes

On November 29, 2005, the Company issued a Series A Senior Convertible Note for $2 million, resulting in net proceeds of $1,767,000; the notes bear interest at 10% and mature on May 29, 2008. Closing costs of $233,000 are being amortized through that date. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly commencing in January 2007; the principal and accrued interest may be paid in registered shares of the Company's common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.
Accrued interest and principal on these notes were exchange for Common stock shares.

On February 28, 2006, the Company issued two Series B Senior Convertible Notes for $1,297,550, resulting in net proceeds of $1,142,635; notes bear interest at ten percent and mature in August 28, 2007. Closing costs of $154,915 are being amortized through that date, commencing in March 2006. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly, commencing in January 2007; the principal and accrued interest may be paid in registered shares of the Company's common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.
At present, expired Convertible Notes are under request for extension of time to August 28, 2008.

In connection with these agreements, the Company issued warrants to purchase an aggregate of 12,064,044 shares of common stock: (i) 10,644,744 to the note holders (at an exercise price of $1.05 per share) and (ii) 1,419,300 to the placement agents (at varying exercise prices, ranging from $.75 to $3.25 per share). The warrants to the note holders expire at varying dates through February 2016.

Registration of Restricted Stock
--------------------------------
In accordance with the abovementioned Series A and Series B Senior Convertible Notes, the Company was obligated to file a registration statement within forty five days of the closing dates. In as much that a registration statement was not filed within that period, the Company is obligated to pay liquidated damages of
1.5 percent per month based upon the principal balance (not to exceed 9%). Accordingly, the Company is obligated to issue an additional 240,000 warrants with an exercise price of $.75 per share (for the Series A Notes) and 155,706 warrants with an exercise price of $.75 per share for the Series B Notes.

Note 10 Stock issuance

Shares Issued per Merger
------------------------
In February 2005, pursuant to the merger agreement (per Note 1 above), the Company effected a one share for three share reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value. In March 2005, the Company' transfer agent placed a total of 10,889,859 shares in reserve as security for shares lost by shareholders in lieu of a bond. These shares are considered outstanding, but unissued. As of March 31, 2006, 50,000 shares were issued and removed from the reserve. These share transactions have been recorded at par value.

Shares Issued for Services
--------------------------
During the three months ended March 31, 2006, the Company issued 235,000 restricted shares of common stock for various technical and consulting services, including investor relations, corporate restructuring, private placements and financing projects. The shares were valued at $1 per share; expense of $235,000 was recognized for the period.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Note 10 Stock issuance (continued)

Shares Issued for Current and Future Consulting Services
--------------------------------------------------------
In May and June 2005, the Company issued 325,000 restricted shares of common stock pursuant to consulting agreements for investor relations, research reporting and other services to be rendered. The transactions were recorded at $325,000. The Company recorded this amount as deferred consulting fees and is amortizing the costs over the terms from August 2006 to June 2007.

Shares Issued for Cash
----------------------
In April 2006, the Company issued 555,000 shares of restricted common stock for $1 per share. No new shares have been issued for cash.

Issuance of Convertible Debentures
----------------------------------
In May and June 2006, the Company issued 11% convertible debentures aggregating $48,500. The debentures are due December 31, 2009 and provide for a conversion price of $1.25 per share.

Additional Financing Arrangements
---------------------------------
In July 2006, the Company signed a Placement Agent Agreement for the proposed private placement of up to $5 million of the Company's common stock. As compensation for its services, the placement agent is to be paid 10% percent of such financing. In addition, in August 2006, the Company signed a letter of intent for additional financing of up to $1 million in two years, 7% convertible notes as compensation for its services.

Note 11 Related party transactions.

Advances from officers amounted to $134,558, as of December 31, 2007 is and is due within one year of advance date. Due to shareholders amounted to $171,186, as of December 31, 2007 and is due within one year of dated received.

Note 12 Subsequent Events

Issuance of Convertible Debentures
----------------------------------
On March 31, 2007, the Company issued Series D Senior Convertible Notes for $1,500,000, resulting in net proceeds of $1,415,300, the notes bear interest at twelve percent and mature in March 2011. Closing costs of $84,700 are being amortized through that date, commencing in April 2007.