Form 10KSB/A
period 2007-12-31
INTERLINK GLOBAL CORP
filed 2008-05-01
CIK 829606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

    (Mark one)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         X        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007
                                       Or
        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to .
                       Commission file number- 033-20033-D
                          INTERLINK GLOBAL CORPORATION
                 (Name of small business issuer in its charter)
                  NEVADA                                 42-1655043
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or rganization)
           1100 NW 163 Drive
             Miami, Florida                                33169
(Address of principal executive offices)                 (Zip Code)

                   (Issuer's Telephone Number) (305) 261-2007

         Securities registered under Section 12(g) of the Exchange Act:
                                                  Name of each exchange
         Title of each class                       on which registered
--------------------------------------  ----------------------------------------
   Common Stock, par value $0.001                         None
          per share


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]    No X

The issuer's gross revenue for fiscal year ended December 31, 2007, was:
$9,897,748

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by referenced to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliates in rule 12b-2 of the Exchange Act). $4,784,892

 Note: If determining whether a person is an affiliate will involve an unreasonable effort, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if assumptions are stated.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                          Yes       No     Not applicable X
                                              ---      ---                 ---

  As of March 15, 2008 the issuer had 21,800,920 shares of its common stock issued and outstanding to non affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer's securities holders, (2) any proxy or information statement, or (3) any Annual Report on Form 10-KSB/A filed pursuant to Rule 424(b) or (c) of the Securities Act.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No X


                          Interlink Global Corporation
                   FISCAL YEAR 2007 FORM 10-KSB ANNUAL REPORT



--------------------------------------------------------------------------------

                                      INDEX
--------------------------------------------------------------------------------
                                      PART                              Page


Item 1. Description of Business                                             4
Item 2. Description of Property                                             15
Item 3. Legal Proceedings                                                   16
Item 4. Submission of Matters to a Vote of Security Holders                 16
                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and        17
        Small Business Issuer Purchases of Equity Securities.
Item 6. Management's Discussion and Analysis or Plan of Operation           18
Item 7. Financial Statements                                                20
Item 8. Changes in and Disagreements with Accountants on Accounting         20
        and Financial Disclosure.


Item 8A.      Controls and Procedures                                       20
Item 8A(T).   Controls and Procedures                                       20
Item 8B.      Other Information                                             20
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons        21
        and Corporate Governance;  Compliance with Section 16(a) of the Exchange Act
Item    Executive Compensation                                              24
10.
Item    Security Ownership of Certain Beneficial Owners and Management      24
11.     and Related Stockholder Matters
Item    Certain Relationships and Related Transactions, and Director        25
12.     Independence.
Item    Exhibits                                                            25
13.
Item    Principal Accountant Fees and Services                              25
14.

Signatures                                                                  26

Certifications                                                              31
--------------------------------------------------------------------------------

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

Our corporate offices are located at 1100 NW 163rd Drive, North Miami, Florida, 33169.
Our telephone number is (305) 261-2007. Our website address is http://www.interlink-global.com. Information contained in our website is not a part of this report on Form 10-KSB.

On March 15, 2006, Interlink acquired Communication Networks Holdings, Ltd.,
(CNH). The acquisition included CNH's ownership of all issued and outstanding capital stock of Telecomunicaciones NGTV, S.A., (NGTV) a Venezuelan corporation engaged in the provision of telecommunication services (NGTV).

On November 3, 2006, Interlink acquired 66% of MetroIP Colombia S.A. (MetroIP), a Colombian telecommunication company located in Barranquilla, Colombia.

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

We consult with potential business and residential customers to assist them in the selection of a service plan based on their anticipated usage and internet requirements. Subscribers can select one or more telephone numbers in any rate center where we provide service. All residential customer packages include various services, including voicemail, caller ID, call waiting, web-based account management and billing and various other services. Business customers enjoy the following additional features: auto attendant, extension-to-extension dialing, call hunt, conference bridging, and business class voicemail.

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

As of December 31, 2007, our principal shareholder, Anastasios Kyriakides, beneficially owns approximately 18.44% of our common stock. This stockholder, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.

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



-------------------------------
(1) However, extra charges may apply based on the location of the selected tariff zone, the applicability of local tolls in that zone, and any interprovider contractual restrictions that may exist.

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

Internet Connectivity

In addition to the calling plans, Interlink also offers wireless internet connectivity in both Colombia and Venezuela through our own subsidiary wireless infrastructure. This service is provided to large enterprise customers, as well as small business and residential customers so that they may have a better connectivity offer than that, which can be obtained from the traditional incumbent providers.

Satellite  Connectivity

Interlink also offers satellite connectivity through our satellite hub in Miami, Florida, in the United States (US). Through this hub (and with appropriate equipment on the remote side) our Company can offer satellite connectivity to almost anywhere in the world.

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

The Growth in Broadband Adoption in the Home
--------------------------------------------

VoIP communications are carried as data packets and require a broadband Internet connection that has sufficient bandwidth to deliver the data uninterrupted. As a result, broadband penetration has been a key driver of VoIP's expansion to date. As the Internet has become a bigger part of people's lives and advanced applications have come to require greater bandwidth, broadband use has become more widespread. However, an increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, is now available. The availability of these alternatives will encourage future broadband deployment and penetration both in the US and worldwide.


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

---------------------------------------------

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

Market Opportunity for VoIP
---------------------------

Analysts have emphasized that the VoIP industry will need to move away from marketing VoIP on the basis of its low price, and instead begin to distinguish VoIP from traditional telephone service on the basis of innovative features, in order to combat price erosion and maintain healthy revenues in the industry. This will be especially important as the regulation governing VoIP becomes more developed, since increasing regulation may impose additional operating costs and taxes on VoIP providers that may increase their costs of doing business and, ultimately, reduce their ability to undercut the pricing of traditional telephone services. This has occurred in the past.

Marketing

We differentiate the Company from our competitors as much as possible with our favorable rates in the Latin American market. We compete on the basis of our feature set, packaging premium features--such as those found in our enterprise packages--in a manner that is attractive to price sensitive customers. We encourage customers to sign up for plans, such as our Latin American calling plan, which reduce our revenue volatility and our customers' focus on per minute charges.

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

We will utilize multi level marketing as well as master agents (wholesale customers) to address the retail market. We also believe that there is a substantial upside by using eBay as a sales outlet (directly, through multi level marketing and/or through master agents). These combinations can allow us to build a substantial retail base without having the cost associated with building a large in-house sales team.

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

We believe the use of new or emerging voice and data transmission services or technologies that are not widely available in Latin America, such as wireless-based systems dedicated to data and voice distribution services provides us with a current advantage. However, we can not guarantee that this advantage will be maintained in the future.

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

In addition, we have registered the following Internet domain names to secured future expansion:

Nettalkasia.com
Nettalkiptv.com
Nettalkla.com
Nettalkmexico.com
Nettalktelecom.com
Nettalkuk.com
Nettalkusa.com
Nettalkwifi.com
Nettalkwimax.com
Nettalkbiz.com
Nettalkbusiness.com
Nettalkcanada.com
Nettalkeurope.com
Nettalkfree.com
Nettalkglobal.com
Nettalkhome.com
Nettalkiptv.com
Nettalkla.com
Nettalkmexico.com
Nettalktelecom.com
Nettalkuk.com
Nettalkusa.com
Nettalkwifi.com
Nettalkwimax.com

Our software utilized for the NetTalk tm VOIP/Video phone utilizes programming codes and algorithms developed by us or for us on a work-for-hire basis. We consider this software as copyrightable material, trade secrets and other proprietary material. We currently are having attorneys conduct patent searches carried out to ascertain the exact extent to which we can seek patent or copyright protection for this software.

Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, as a result of any such litigation, we could lose any proprietary rights we have. If any of the foregoing occurs, we may be unable to execute on our business plan.

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

              Second, the Order clarifies that the May 14, 2007, compliance date will apply to all facilities-based broadband Internet access and interconnected VoIP providers. Applying the same compliance date to all providers will eliminate any possible confusion about the applicability of the deadline, avoid any skewing effect on competition and preventing migration of criminal activity onto networks with delayed compliance dates.

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

              Fifth, the Order restricts the availability of compliance extensions under CALEA section 107(c) to equipment, facilities and services deployed prior to October 25, 1998, clarifies the role and scope of CALEA section 109(b), under which carriers may be reimbursed for their CALEA compliance costs. More specifically, the Order find that sections 107(c) and 109(b) of CALEA provide only limited relief from compliance requirements.

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

EMPLOYEES

We have ten employees all of whom work on a full-time basis. As of December 31, 2007, our Venezuelan subsidiary, NGTV, had sixty full-time employees and sixty part-time employees. Our Colombian subsidiary, MetroIP, had five full-time employees . We consider our relationships with our employees to be good.


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

NGTV, the Company's wholly-owned subsidiary, leases a 4,120 square feet headquarters in Caracas, Venezuela. The lease expired in September, 2007, and was renewed for approximately $7,000 per month plus utilities for additional term of two years. Each year the lease is adjusted for inflation. We believe facilities located in Venezuela to be in satisfactory condition for the purpose required.

Item 3. Legal Proceedings

On August 18, 2006, we filed a lawsuit against Assai, Inc. ("Assai") and Mr. Siba Padhi, the owner, agent and principal of Assai, in connection with an agreement to acquire 100% of Assai's voting common stock on August 2005. After we delivered the purchase price of $62,000 and 1 million shares of Company common stock (worth approximately $1 million) to Padhi, we discovered that Padhi had many material misrepresentations and omissions of facts regarding the value of Assai. As a result, we have sued for rescission of the purchase agreement and the transactions contemplated therein.

Our causes of action arise from alleged violations of federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by Padhi. In May 2007, the case was settled and the Company received all 1 million shares, all claims were satisfied and Padhi kept purchase price of $62,000.00.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the "Pink Sheets" and is now traded on "Gray Market", under the symbol "ILKG.OB." The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years, adjusted to reflect the reverse split on a three - one basis such that each old share represent 1/3 of a new share effected in February, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to the reversal, our common shares were quoted on the Pink Sheets under the symbol "TDIH."


                                                           High            Low

Fiscal Year 2006

First Quarter                                           $3.04          $1.25
Second Quarter                                          $2.85          $1.25
Third  Quarter                                          $1.95          $0.85
Fourth Quarter                                          $1.75          $0.35

Fiscal Year 2007

First Quarter                                           $0.76          $0.14
Second Quarter                                          $0.60          $0.18
Third Quarter                                           $0.50          $0.15
Fourth                                                  $0.55          $0.10
Quarter

On December 31, 2007, the closing price our common stock on the Pink Sheets was $0.10 and there were approximately 179 holders of record of our common stock.

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

FORWARD-LOOKING STATEMENTS (continured)

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


CHANGES IN FINANCIAL STATEMENT BALANCES

Financial Condition - Balance Sheet

Net property, plant and equipment decreased by $997,660. Decrease was due to depreciation expense of $1,104,829 and new acquisitions of $283,727 during 2007. Total assets decreased by $669,050. Total current assets increased by $167,579, Property, plant and equipment (net) decreased by $997,660 and Prepaid value added tax increased by $241,929.
Total current liabilities increased by $1,728,397. Total long term liabilities increased by $739,152.
Total stockholders' equity decreased by $2,975,606. Decrease was due to a current net loss of $3,000,606.
During our fiscal year ended December 31, 2006, funds were raised from two primary sources: (i) the issuance of restricted common stock and (ii) a note offering The note offering is in accordance with a Note and Warrant Purchase Agreement, dated November 29, 2005; the note bears interest at 10% and matures May 29, 2007.
Maturity date was extended to December 31, 2007.


Results of Operations

Gross revenues for 2007 increased by $4,008,893. Increase was due to an increase in sales activities.
Cost of sales increased by $3,783,297. Increase was due to an increase in cost of sales activities.
Gross profit increased by $225,596. The increase was due to increase in sales activities. Total expenses decreased by $426,009. Decreased was due to less amount for amortization other expenses.
Bad debt recovery was recorded during 2007 in the amount of $35,930. Forgiveness of debt (telecommunication expenses) was recorded during 2007 in the amount of $295,683.
Interest expense increased by $267,023. Increase was due to new Senior debentures issued during 2007. Net loss for 2007 decreased by $1,546,897. Decrease was due to increase in sales, decrease in total expenses and forgiveness of debt recorded during 2007.

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

We evaluate the criteria of the FASB Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable. However, the Company's revenue is recorded on net basis in 2007 and 2006.

Stock-Based Compensation

For the year ended December 31, 2007 and 2006, the Company has not issued any share based payments to its employees.

Derivative Financial Instruments
As of this date, the Company has not entered into any derivative transactions.

Item 7. Financial Statements
Our financial statements, including the notes thereto, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:
         Financial Statements:
                  Report of Independent, Registered Public Accounting Firm Audited Balance Sheets as of December 31, 2007. and 2006 Audited Statements of Operations for years ended December 31,
                    2007, and 2006
                  Audited Statements of Cash Flows for years ended December 31,
                    2007, and 2006
                  Audited Statements of Stockholders equity (Deficiency in
                    Assets) for years ended December 31, 2007, and 2006
                  Notes to audited financial statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 8A. Controls and Procedures
The evaluation of our disclosure controls and procedures and internal controls included a review of management's objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

Item 8 A (T).  Controls and procedures.
The Company has adopted and implemented disclosure internal controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's relues and regulations. Under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer, the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Base on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the year, December 31, 2007.

Changes in Internal Controls
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

Item 8B. Other Information -
         Effective April 8, 2008, the Company lost one of its main providers of telecommunication traffic (destination). At the present time the Company is working on replacing and reinstating its destinations..

         During 2007 the Company was placed on "hold trading" by the Security and Exchange Commission for 20 days. At present, the Company has filed "15 C 211" with FINRA for reinstatement to trade. Although the 20 days "hold" period was lifted, SEC has not officially closed the case.

         During 2007 and 2006 there were certain Press Releases that were reported and did not fully materialized. Effect of these Press Releases were not material to presentation of financial statements for the Company.

         Effective October 2007, Mr. Severino Rivano, who served as President of CNH/NHTV, our Venezuela affiliate, is no longer employed.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance ; Compliance with Section 16(a) of the Exchange Act.

                                   MANAGEMENT

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Initial Election or
             Name                             Age                       Position Held                Appointment Date
-----------------------------------------------------------------------------------------------------------------------------

                                                                  Chairman, Chief Executive            February 2004
Anastasios Kyriakides                         60                    Officer and Secretary
-----------------------------------------------------------------------------------------------------------------------------

Kenneth A. Hosfeld                            57                Executive Vice President and           February 2004
                                                                          Director

-----------------------------------------------------------------------------------------------------------------------------

Bill Rodriguez                                60                   Chief Financial Officer              April 2007

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                       November 2004
Stephan M. Gardner                            64                 Vice President and Director
-----------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------

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

STEPHAN M. GARDNER. Mr. Gardner earned a bachelor's degree from the University of Miami in Coral Gables, Florida, with majors in Business Administration and Journalism. He has extensive experience in the fields of investment banking, sales consulting and television production. From 1970-1979, Mr. Gardner was an independent television producer headquartered in San Juan, Puerto Rico. From 1979, he owned several companies, which provided consulting services in the f ields of banking, health care, and sales administration in California as well as Florida. From January 2001 to November 2004, Mr. Gardner served as Sales Manager and Representative for Solaroll Shade and Shutter, and Roll-A-Way, Storm and Security Shutters, of St.Petersburg, Florida, a division of Valco Enterprises.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                            LONG TERM
ANNUAL COMPENSATION                                                                                    COMPENSATION AWARDS

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                              SECURITIES
 NAME AND PRINCIPAL                                                                                           UNDERLYING
     POSITION                                                                      OTHER ANNUAL              OPTIONS # OF
                                    YEAR         SALARY ($)      BONUS ($)         COMPENSATION                SHARES
-------------------------------------------------------------------------------------------------------------------------------

Anastasios Kyriakides,              2007           $76,500          NONE               NONE                     NONE
Chairman, CEO and Secretary         2006           $59,500          NONE               NONE                     NONE
and Director

Kenneth Hosfeld,                    2007           $56,250          NONE               NONE                     NONE
VP and Director                     2006           $50,700          NONE               NONE                     NONE

Severino Rivano,                    2007             NONE           NONE               NONE                     NONE
VP and Director                     2006           $25,700          NONE               NONE                     NONE

Stephan Gardner,                    2007           $22,000          NONE               NONE                     NONE
VP and Director                     2006           $29,500          NONE               NONE                     NONE

-------------------------------------------------------------------------------------------------------------------------------

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

                                  COMMON STOCK

-----------------------------------------------------------------------------------------------------------------------------

                                            NUMBER OF SHARES OF
NAME OF DIRECTOR, OFFICER                   COMMON STOCK BENEFICIALLY                PERCENTAGE OF OUTSTANDING
AND BENEFICIAL OWNER                        OWNED                                    SHARES OF COMMON STOCK
-----------------------------------------------------------------------------------------------------------------------------

Anastasios Kyriakides                       7,569,000(1)                             18.44%
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     5.67%
Kenneth Hosfeld                             2,329,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     4.39%
Stephan M. Gardner                          1,800,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     2.44%
Severino Rivano                             1,001,000
-----------------------------------------------------------------------------------------------------------------------------

All Officers & Directors                    13,349,000                               32.52%
 As a Group (6 persons)
-----------------------------------------------------------------------------------------------------------------------------
                                            26,048,000                               63.46
Total
-----------------------------------------------------------------------------------------------------------------------------

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We reflected a Due to Shareholder's loan in the amount of $349,883 outstanding at December 31, 2007 - for one year term and no interest.
At present, three Directors of the Company are active employees, namely, President, EVP and VP Sales.

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

                                    December 31, 2007        December 31, 2006
                                    -----------------        -----------------

            Audit Fees                $  201,192               $  80,438

SIGNATURES,

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April,2008.

                                   Interlink Global Corporation



                                   By:      /s/   Anastasios Kyriakides
                                       -----------------------------------------
                                                  Anastasios Kyriakides
                                          President and Chief Executive Officer

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

                    Signatures                                       Title                                   Date
         ---------------------------------             ---------------------------------       ---------------------------------


               ANASTASIOS KYRIAKIDES                            Chief Executive                         April 28, 2008
            /s/ ANASTASIOS KYRIAKIDES                   Officer, Chairman and Secretary
         ---------------------------------               (Principal Executive Officer)

                                                                                                        April 28, 2008
                                                              Chief Financial Officer
                  Bill Rodriguez                  (Principal Financial and Accounting Officer)
                /s/ Bill Rodriguez
         ---------------------------------

                                                                                                        April 28, 2008
                                                                 VP & Director
                KENNETH A. HOSFELD
              /s/ KENNETH A. HOSFELD
         ---------------------------------


                 Stephan Gardner                                    Director                            April 28, 2008

         ---------------------------------

                 Severino Rivano                                    Director                            April 28, 2008

Dohan and Company                                 7700 North Kendall Drive, 200
Certified Public Accountants                      Miami, Florida     33156-7564
A Professional Association                        Telephone      (305) 274-1366
                                                  Facsimile      (305) 274-1368
                                                  E-mail         info@uscpa.com
                                                  Internet        www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Interlink Global Corporation and Subsidiaries
North Miami, Florida

We have audited the accompanying consolidated balance sheets of Interlink Global Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Communications Networks Holding, Ltd., a wholly-owned subsidiary, which statements reflect total assets of $ 8,446,923 and $ 8,674,251 as of December 31, 2007 and 2006, respectively, and total revenues of $9,963,537 and $ 5,570,838 for the years then ended. Those statements were audited by MGI P&P Asociados whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Communications Networks Holding, Ltd., is based solely on their report.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interlink Global Corporation and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has negative working capital of approximately $3,088,842 and an accumulated deficit of approximately $2,914,000 for the year ended December 31, 2007. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ Dohan and Company, P.A.
                                        Certified Public Accountants

Miami, Florida
April 30, 2008

 EXHIBITS.

------------------------------------------------------------------------------------------------------------------------------

   4.10     Registration Rights Agreement dated as of February 28, 2006 by and among certain lenders and the Registrant
------------------------------------------------------------------------------------------------------------------------------
10.3        Note and Warrant Purchase Agreement between certain lenders and the Registrant dated as of February 28, 2006
------------------------------------------------------------------------------------------------------------------------------

10.4        Amendment to Note and Warrant Purchase Agreement between certain lenders and the Registrant dated 10/06.
------------------------------------------------------------------------------------------------------------------------------
10.7        Share Purchase Agreement dated as of March 15, 2006 by and between the Registrant and NERA ASA. (1)
------------------------------------------------------------------------------------------------------------------------------
10.8        Share Purchase Option Agreement dated as of March 15, 2006 by and between the Registrant, Lane Bridge Overseas
            Ltd. (1)
------------------------------------------------------------------------------------------------------------------------------
14.1        Code of Ethics
------------------------------------------------------------------------------------------------------------------------------
21.1        List of subsidiaries
------------------------------------------------------------------------------------------------------------------------------
31.1        Certification of Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------------
31.1        Certification of Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------------
31.2        Certification of Chief Financial Officer
------------------------------------------------------------------------------------------------------------------------------
32.1        Section 1350 Certification of Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------------
32.2        Section 1350 Certification of Chief Financial Officer
----------- ------------------------------------------------------------------------------------------------------------------

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
---------------------------------------------
Consolidated Balance Sheets
---------------------------
December 31, 2007 and 2006
---------------------------

ASSETS                                                       2007                2006
------                                                ------------------  -----------------

CURRENT ASSETS
   Cash and equivalents                                $       151,394     $        40,477
    Accounts receivable, less allowance of $149,794
     in 2007, $570,486 in 2006                                 783,362             957,534
   Advance to suppliers                                         46,465              56,519
   Prepaid expenses                                            456,703             133,916
   Deferred loan costs, net                                          -             124,967
                                                      ------------------  -----------------
        Total current assets                                 1,437,924           1,313,413

Property, Plant and Equipment
-----------------------------
   Telecommunications equipment                             11,885,443          11,605,649
   Leashold improvements                                       118,844             118,844
   Furniture and fixtures                                        7,221               7,177
   Other equipment                                              16,888              15,499
   Software and licenses                                       179,364             176,864
   Vehicles                                                     61,506              61,506
                                                      ------------------  -----------------
        Total Property, plant and equipment                 12,269,266          11,985,539
   Less accumulated Depreciation                            (7,098,392)         (5,817,005)
                                                      ------------------  -----------------
   Property, plant and equipment, net                        5,170,874           6,168,534
                                                      ------------------  -----------------
Land                                                           162,567             162,567
Prepaid value added tax                                        805,834             563,905
Deferred tax asset, less valuation allownaceof
 $1,903,270 in 2007 and
$1,225,328 in 2006.                                                  -                   -
Other assets                                                    43,068              80,898
                                                      ------------------  -----------------

TOTAL ASSETS                                           $     7,620,267     $     8,289,317
                                                      ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
   Accounts payable                                    $     3,130,594     $     2,667,489
   Accrued expenses                                          1,072,724             185,969
   Accrued interest                                            835,165             324,796
   Notes payable                                                     -              51,873
   Senior convertible debentures, current portion            4,772,550             706,618
   Advances from officers                                      134,558             259,883
   Due to stockholder                                          171,186              90,000
                                                      ------------------  -----------------
        Total current liabilities                           10,116,777           4,286,628

LONG-TERM LIABILITIES
   Accrual for labor indemnities                               195,425             866,360
   Customer deposits                                                 -              83,846
   Other                                                       396,907             307,302
   Senior convertible debentures, non-current
    portion                                                          -           2,590,932
                                                      ------------------  -----------------
        Total long-term liabilities                            592,332           3,848,440
                                                      ------------------  -----------------
TOTAL LIABILITIES                                           10,709,109           8,135,068
                                                      ------------------  -----------------

Minority Interest                                             (175,002)            (14,009)

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5, AND 6)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
   Common Stock: $0.001 par value,                              47,849              47,599
     100,000,000 shares authorized; 47,598,922
      shares issued
     and outsanding.
   Additional paid-in-capital                                4,870,868           4,846,118
   Accumulated deficit                                      (7,832,557)         (4,725,459)
                                                      ------------------  -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)           (2,913,840)            168,258
                                                      ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     7,620,267     $     8,289,317
                                                      ==================  =================
(DEFICIENCY IN ASSETS)

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
---------------------------------------------
Consolidated Statements of Operations
-------------------------------------
For the years ended December 31, 2007 and 2006                                                      2007        2006
----------------------------------------------                                                      ----        ----

REVENUES                                                                                        $ 9,897,738 $ 5,888,845

COST OF REVENUES                                                                                  8,089,197   4,305,900
                                                                                                ------------------------

GROSS MARGIN                                                                                      1,808,541   1,582,945
                                                                                                ------------------------

OPERATING EXPENSES
   Advertising                                                                                       10,412      50,491
   Amortization of deferred loan costs                                                              219,764     431,211
   Bad debts                                                                                         31,348      35,930
   Consulting and technical services                                                                330,032     299,307
   Depreciation                                                                                   1,281,387     872,912
   Professional fees                                                                                415,178     231,331
   Other expenses                                                                                   305,308     455,940
   Rent and occupancy                                                                               455,558     393,847
   Salaries and wages                                                                             1,387,786   1,550,473
   Taxes and licenses                                                                               124,498     220,996
   Telecommunications                                                                                45,972     458,530
   Travel and entertainment                                                                         111,891     144,175
                                                                                                ------------------------
        TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                                 4,719,134   5,145,143
                                                                                                ------------------------
LOSS BEFORE OTHER INCOME EXPENSES                                                                (2,910,593) (3,562,198)
                                                                                                ------------------------

OTHER INCOME (EXPENSES)
   Bad debt recovery                                                                                 35,930           -
   Forgiveness of debt                                                                              295,683           -
   Impairment of goodwill                                                                                 -    (581,358)
   Interest expense                                                                                (685,080)   (338,098)
   Other                                                                                             (4,031)   (186,350)
                                                                                                ------------------------
        TOTAL OTHER INCOME (EXPENSES)                                                              (357,498) (1,105,806)
                                                                                                ------------------------

LOSS BEFORE INCOME TAX AND MINORITY INTEREST                                                     (3,268,091) (4,668,004)

PROVISION FOR INCOME TAXES                                                                                -           -
                                                                                                ------------------------

LOSS BEFORE MINORITY INTERST                                                                     (3,268,091) (4,668,004)

MINORITY INTEREST                                                                                   160,993      14,009
                                                                                                ------------------------

NET LOSS                                                                                        $(3,107,098)$(4,653,995)
                                                                                                ========================


Weighted average shares outstanding - basic and diluted                                          41,849,460  36,806,198
                                                                                                ========================

Net loss per share - basic and diluted                                                                (0.08)      (0.13)
                                                                                                ========================

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
---------------------------------------------
Consolidated Statements of Stockholders' Equity - Deficiency of assets
----------------------------------------------------------------------
Years ended December 31, 2007 and 2006
--------------------------------------

                                                                                    Issuance
                                                                                        of
                                                            Additional    Stock       Common
                                                             Paid-In   Subscription Stock for
                    Common stock shares             Amount   Capital    Receivable   Services    Deficit       Total
                                                    ------- ---------- ------------ ---------- ------------ ------------

Balance at December 31, 2005             33,393,922 $33,394 $        -   $(304,869) $(179,000) $   (71,464) $  (521,939)

Issuance of common stock
   Cash                                   7,419,000   7,419  1,066,688     304,869          -            -    1,378,976
    Services and fees                       235,000     235    234,765           -    179,000            -      414,000
   Acquisition of CNH/NGTV                6,000,000   6,000  2,994,000           -          -            -    3,000,000
   Acquisition of MetroIP                   551,000     551    550,665           -          -            -      551,216

Net loss                                          -       -          -           -          -   (4,653,995)  (4,653,995)
                                         -------------------------------------------------------------------------------

Balance at December 31, 2006             47,598,922 $47,599 $4,846,118   $       -  $       -  $(4,725,459) $   168,258

Issuance of common stock
   Cash                                     250,000     250     24,750           -          -            -       25,000

Net loss                                          -       -          -           -          -   (3,107,098)  (3,107,098)
                                         -------------------------------------------------------------------------------

Balance at December 31, 2007             47,848,922 $47,849 $4,870,868   $       -  $       -  $(7,832,557) $(2,913,840)
                                         ===============================================================================

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES
---------------------------------------------
Consolidated Statements of Cash Flows
-------------------------------------
For the years ended December 31, 2007 and 2006                                                      2007        2006
----------------------------------------------                                                      ----        ----

Net Loss                                                                                         (3,107,098) (4,653,995)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation expense                                                                           1,281,387     872,912
   Forgiveness of debt                                                                             (295,683)          -
   Bad debt                                                                                          31,348      61,635
   Bad debt recovery                                                                                (35,930)          -
   Impairment of assets                                                                                   -     546,230
   Issuance of common stock for services                                                                  -     235,000
   Amortization of deferred fees                                                                    219,764     431,211
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                                       135,685    (159,368)
   Increase in other receivables                                                                       (133)     (1,934)
   Increase in accounts payable                                                                     758,775   1,141,144
   Increase (decrease) in accrued expenses                                                          570,968    (273,192)
                                                                                                ------------------------
Net cash used in operating activities                                                              (440,917) (1,800,357)
                                                                                                ------------------------

Cash Flows used in Investing Activities:
----------------------------------------
   Purchase of property and equipment                                                              (283,727)   (296,744)
   Increase in noncurrent assets                                                                   (568,427)   (763,581)
   Payment for purchase of Venezuelan company, net                                                        -  (1,589,218)
                                                                                                ------------------------
Net cash used in investing activties                                                               (852,154) (2,649,543)
                                                                                                ------------------------

Cash Flow from Financing activities:
------------------------------------
   Proceeds from issuance of common stock                                                            25,000   2,063,473
   Proceeds from stock subscription receivable                                                            -     304,869
   Net proceeds from senior convertible notes                                                     1,475,000           -
   (Payment) Proceeds from note payable to officer                                                  (44,139)    144,840
   Proceeds from due to stockholder                                                                       -      90,000
   Net increase (decrease) in other notes payable                                                   (51,873)    442,486
                                                                                                ------------------------
Net cash provided by or (used) in financing activities                                            1,403,988   3,045,668
                                                                                                ------------------------

Net Increase (Decrease) in cash                                                                     110,917  (1,404,232)

Cash and equivalents, beginning                                                                      40,477   1,444,709
                                                                                                ------------------------
Cash and equivalents, ending                                                                        151,394      40,477
                                                                                                ------------------------

Supplemental disclosures
   Cash paid for interest                                                                       $         - $ 13,302.00
   Cash paid for income taxes                                                                   $         - $         -

Supplemental disclosures for non-cash items:
--------------------------------------------
   Stock issued services                                                                        $         - $   235,000
                                                                                                ========================
   Stock issued for settlement of debt                                                          $         - $   115,100
                                                                                                ========================

The accompanying notes are an integral part of these financial statements.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------


Note 1 Organization and Summary of Significant Accounting Policies

Nature of Operations
--------------------
The Company provides telecommunications applications utilizing hardware and software that enables its domestic and world-wide users to access the world-wide Internet as a transmission medium for telephone calls locally and throughout the world. The sale of Internet service is made possible using Voice over Internet Protocol ("VoIP"). Our markets are located in Latin America (namely Venezuela and Colombia).

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

On March 2007, the Company was placed on "hold trading" by the Security and Exchange Commission for 20 days due to "spam" mailing. On April 2007, the Company files an 15 C 211 application with FINRA for reinstatement to trade. As of December 31, 2007, the Company had not been reinstated and was listed on the "Gray Market".

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Interlink Global Corporation, and its owned subsidiaries, Communication Networks Holdings, Ltd. ("CNH") and MetroIP. All material inter-company accounts and transactions between the Company and its Subsidiaries for the years presented have been eliminated in consolidation.

Note 2 Summaries of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts
-------------------------------------------------------
Trade and other receivable are reported at fair market value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are 90 days or more overdue. Bad debt expense for the year ended December 31, 2007 was $31,348 and December 31, 2006 was $35,930 respectively. In 2007, the Company recovered Bad debts of $35,930, which were expenses as Bad debts in previous years. The recovery is included in Other income on the Statements of operations.

Revenue Recognition
-------------------
Revenue for voice, data and other services to end-users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue. Revenues for carrier interconnection and access are recognized in the month in which the service is provided. Arbitrage revenue are recorded as net amount of income.

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

Concentrations of Business and Credit Risks
-------------------------------------------

The Company maintains cash balances in various banks the United States of America ("US"), Venezuela and Colombia. Balances maintained in a US banks, sometimes exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000 per account. Balances maintained is Venezuelan and Colombian banks are not insured and amounted to $185,925 at December 31, 2007.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Basic and Fully Diluted Net Loss Per Common Share
-------------------------------------------------

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Shares ("EPS"). SFAS No. 128 requires companies to present basic earnings (loss) per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. Certain debt instruments and related interest may be paid in cash or shares. The convertible shares have been added to the denominator in calculating diluted "EPS". Refer to
Note 10.

Impairment of Long-Lived Assets
-------------------------------

The Company follows SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". SFAS No. 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost of sell.

Impairment of  Goodwill
-----------------------

Goodwill was recorded in the acquisition of MetroIP in the fourth quarter of 2006. Goodwill is tested for impairment annually in the last quarter of the year, unless management believes events have occurred or circumstances have changed that would require testing. Due to continued operating losses and cash flows being lower than expected, in December 2006, a goodwill impairment loss of $546,230 was recognized. The fair value of goodwill was estimated using the expected present value of future cash flows.

Advertising
-----------

The Company incurred advertising expenses in the amount of $ 10,412 in 2007 and $50,491 in 2006. The Company expenses all marketing and advertising expenses to statement of income and expense.

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

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------



Recent Accounting Pronouncements (cont)
---------------------------------------

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, " Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements " ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company's fiscal year ending December 30, 2007 and 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective for fiscal year beginning after November 15, 2007. The Company does not expect its adoption to a material impact on its consolidated financial statements.

Note 2 Going Concern and Management's Plans

As reflected in the accompanying consolidated financial statements, the Company incurred a consolidated net loss of approximately $3,100,000 for the year ended December 31, 2007, due principally to expenses incurred for general and administrative expenses. The Company has not generated significant recurring cash flows to sustain the operations. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company's strategy is to acquire operating entities established in the telecommunication industry. The plan also includes raising equity capital through private stock offerings. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 Property, plant  and equipment

Property, plant and telecommunication equipment are presented at acquisition cost. Depreciation is computed using the straight line method based on the originally estimated useful life of assets. Repairs and maintenance are charged in the year in which incurred, while disbursements for major renewals or improvements are capitalized. When any property is retired or disposed, the cost and accumulated depreciation is relieved from the accounts, and the resulting gain or loss is reflected in income statement.
Depreciation expense for the years ended December 31, 2007 and 2006, was $1,281,387 and $872,912, respectively.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Note 4 Commitment and Contingencies

Leases
------

Interlink accounts for occupancy leases as operating expenses. There are no capitalized leases. Rent and occupancy expenses for the year ended December 31, 2007 and 2006 was $455,558 and 393.847, respectively.

Minimum future lease payments as of December 31, 2007, were as follows:

Year                                12/31/07
----                                --------

2008                                229,415
2009 (annual renewals)               84,000
                                  ---------
Total                               313,415
                                  ---------

Future lease payments includes location in No. Miami, FL (USA), Caracas, Venezuela and Barranquilla, Colombia.

Employment arrangement
----------------------

The Company has an Employment Agreement with its Chief Executive Officer. In consideration of his services, the Company has agreed to pay a base salary of $52,000 plus certain bonuses and awards if the Company achieves defined goals. As of December 31, 2007 and 2006, none of these goals had been realized. The agreement is effective though December 31, 2008.

Legal Proceedings
-----------------
On August 18, 2006, the Company filed a lawsuit against a potential investor and the owner, agent and principal of in connection with an agreement to acquire 100% of the voting common stock in August 2005. After delivery of the purchase price of $62,000 and 1million shares of common stock (worth (approximately $1million) to the owner, the Company many material misrepresentations and omissions of facts regarding the value of the investment . As a result, the Company sued for rescission of the purchase agreement and the transactions contemplated therein. The causes of action arose from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by the owner. The amount in controversy was approximately $65,000, exclusive of interest and costs plus the shares issued. The case was settled and the Company received all shares and all claims were satisfied in May 2007. The owner retained the purchase price of $62,000.00.

On May 3, 2006, Strategic Computer Solutions ("SCS") filed an action against the Company alleging an outstanding unpaid balance for computer related equipment purportedly ordered by the Company. The Company believes the products were never received by an authorized employee of the Company.
The legal action is still pending. As of December 31, 2007, the potential outcome was unknown.

Until 2007, Interlink had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raising company for Interlink Global Corp. and remuneration was in the form of stock issues and repayment of loans to the Company. The Company and TBeck terminated the arrangement and to document the termination a settlement agreement was reached between TBeck and Interlink Global Corp., dated August 2, 2007. The agreement included mutual release of all claims.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------


Note 5 Accrued for labor indemnities

During 2006, the Company purchased two subsidiaries - NGTV/CNH and MetroIP. Foreign subsidiaries are required to record accrued unpaid labor fringe benefits (ie: vacation, sick days etc.) These accruals become due and payable upon termination or severance of the individual employees.

Note 6 Income Taxes

As of December 31, 2007, the Company had a net operating loss carry-forward of approximately $9.7 million. This loss may be carried forward to offset federal income taxes in various future years through the year 2027. During 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of this change, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry-forward will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

A deferred tax asset has been provided to record the effect of the cumulative tax losses. Due to the uncertainty as to whether these losses will be realized, the Company has provided a valuation allowance equal to the amount of the deferred tax asset.

The provision for income taxes are summarized as follows:              2007             2006

Current tax, net of utilization of net operating loss carry-forward
Federal                                                                       -            -
State                                                                         -            -
                                                                              -            -
Total current tax                                                             -            -
                                                                              -            -

Deferred tax, net of utilization of net operating loss carry-forward
Federal                                                                       -            -
State                                                                         -            -
                                                                              -            -
Total deferred tax                                                            -            -

Total income taxes                                                            -            -
                                                                              -            -

The company files consolidated income tax returns with its two subsidiaries. Deferred income taxes and benefits for 2007 and 2006 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 20% in both years) that the changes in those temporary differences had on the provision for deferred tax expense as follows:
At the present time the Company has not filed its income tax return for December 31, 2006. Current year tax return is under extension.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Items                                                                                               2007        2006

Deferred tax assets:
Allowance for bad debts                                                                         $   114,097 $   114,097
Net operating loss carry-forward                                                                  1,802,523   1,120,000
                                                                                                ----------- -----------

Total deferred tax asset                                                                          1,916,620   1,234,097
                                                                                                ----------- -----------

Deferred tax liability:
Depreciation                                                                                        (13,350)     (8,769)
                                                                                                ----------- -----------

Total deferred tax liability                                                                        (13,350)     (8,769)
                                                                                                ----------- -----------
Less: Valuation allowance                                                                        (1,903,270) (1,225,328)
                                                                                                ----------- -----------

Net deferred tax asset                                                                          $         - $         -
                                                                                                ----------- -----------

Note 7 Senior Convertible Notes

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

On February 28, 2006, the Company issued two Series B Senior Convertible Notes for $1,297,550, resulting in net proceeds of $1,142,635. The notes bear interest at ten percent and matured in August 28, 2007. Closing costs of $154,915 are being amortized through that date, commencing in March 2006. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly, commencing in January 2007; the principal and accrued interest may be paid in registered shares of the Company's common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date. At present, expired Convertible Notes are under request for extension of time to August 28, 2008.

In connection with these agreements, the Company issued warrants to purchase an aggregate of 12,064,044 shares of common stock: (i) 10,644,744 to the note holders (at an exercise price of $1.05 per share) and (ii) 1,419,300 to the placement agents (at varying exercise prices, ranging from $.75 to $3.25 per share). The warrants to the note holders expire at varying dates through February 2016.

Registration of Restricted Stock
--------------------------------
In accordance with the abovementioned Series A and Series B Senior Convertible Notes, the Company was obligated to file a registration statement within forty-five days of the closing dates. In as much that a registration statement was not filed within that period, the Company is obligated to pay liquidated damages of 1.5 percent per month based upon the principal balance (not to exceed 9%). Accordingly, the Company has issued 240,000 warrants with an exercise price of $.75 per share (for the Series A Notes) and 155,706 warrants with an exercise price of $.75 per share for the Series B Notes.

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------

Note 8 Stock issuance

Shares Issued per Merger
------------------------
In February 2005, pursuant to the merger agreement (per Note 1 above), the Company effected a one share for three share reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value. In March 2005, the Company's transfer agent placed a total of 10,889,859 shares in reserve as security for shares lost by shareholders in lieu of a bond. These shares are considered outstanding, but unissued. As of March 31, 2006, 50,000 shares were issued and removed from the reserve. These share transactions have been recorded at par value.

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

Convertible debentures for Common stock
---------------------------------------
Series A, B and C debentures provides for conversion to Common stock. If converted, the Company would need to issue additional stock, as follows:

Items                      Number of Common shares
Series A                            4,100,130
Series B                            3,438,743
Series C                            1,474,605
                                    ---------
Total                               9,013,478
                                    ---------

Convertible debentures A and B are presently in default. The Company is under negotiations with debenture holders.

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

                          INTERLINK GLOBAL CORPORATION
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           December 31, 2007 AND 2006
                           --------------------------


Note 9 Related party transactions.

Advances from officers amounted to $134,558, as of December 31, 2007 and $259,883 at 2006, respectively. The advances are due within one year of advance date and are non-interest bearing. Due to shareholders amounted to $171,186, as of December 31, 2007 and $90,000 at 2006. Due to shareholders amounts are due within one year of dated received and are non-interest bearing.

Note 10 Subsequent Events

Issuance of Convertible Debentures
----------------------------------
On March 31, 2007, the Company issued Series D Senior Convertible Notes for $1,500,000, resulting in net proceeds of $1,415,300, the notes bear interest at twelve percent and mature in March 2011. Closing costs of $84,700 are being amortized through that date, commencing in April 2007.

The Company is presently under negotiations with Debenture holders to exercised conversion privileges for debentures to Common stock. Negotiations are on going and will be completed by second quarter of 2008.

The Company is presently working with Corporate counsel to increase number of authorized shares. Request is in process and will be completed by second quarter of 2008.

The Company is waiting final resolution of `FINRA" examination. Final approval is expected during second quarter of 2008.

The Company terminated major agreement with vendor, relating to traffic and international destinations. At present the Company and vendor are working details of settlement, final resolution will be during second quarter 2008.

The Company is not planning any major maintenance activities on any of its affiliates.

During 2007 and 2006, there were certain Press Releases that were reported and did not fully materialize. Effect of these Press Releases were not material to presentation of financial statements for the Company.

Effective October 2007, Mr. Severino Rivano, President of CNH/NGTV, our Venezuela affiliate, is no longer employed.

NGTV (our Venezuela affiliate) entered into payment agreement with former employees. The agreement was filed on February 11, 2008, and it stipulates 36 quarterly payment including interest of 10% per year.