Form 10KSB/A
period 2007-12-31
INTERLINK GLOBAL CORP
filed 2008-12-15
CIK 829606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number- 033-20033-D

INTERLINK GLOBAL CORPORATION

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	42-1655043 (I.R.S. Employer Identification No.)
1100 NW 163 Drive Miami, Florida (Address of principal executive offices)	33169 (Zip Code)
(Issuer’s Telephone Number) (305) 261-2007

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The issuer’s gross revenue for fiscal year ended December 31, 2007, was: $9,897,748

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by referenced to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliates in rule 12b-2 of the Exchange Act). $4,784,892

Note: If determining whether a person is an affiliate will involve an unreasonable effort, the issuer may calculate the ggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if assumptions are stated.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ____
Not applicable ☒

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

Interlink Global Corporation

FISCAL YEAR 2007 FORM 10-KSB ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”,and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

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

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

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

General (continued)

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

Our common stock is a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information.

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

Depending on the selected service plan and promotions in effect, Interlink may sell at a discount or provide at no cost an analog telephone adapter for residential customers to use with the Company’s service. For small businesses, Interlink can offer “virtual PBX” services. For large business customers, Interlink offers hardware and software to directly connect to their existing PBX system.

_________________________

1  However, extra charges may apply based on the location of the selected tariff zone, the applicability of local tolls in that zone, and any interprovider contractual restrictions that may exist.

Products and Services (continued)

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

Products and Services (continued)

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

The Growth in Broadband Adoption in the Home

VoIP communications are carried as data packets and require a broadband Internet connection that has sufficient bandwidth to deliver the data uninterrupted. As a result, broadband penetration has been a key driver of VoIP’s expansion to date. As the Internet has become a bigger part of people’s lives and advanced applications have come to require greater bandwidth, broadband use has become more widespread. However, an increasing array of alternative broadband access technologies, such as wireless broadband and broadband over power lines, is now available. The availability of these alternatives will encourage future broadband deployment and penetration both in the US and worldwide.

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

VoIP technology presents several advantages over the technology used in traditional wire line telephone networks that enable VoIP providers to operate with lower capital expenditures and operating costs while offering both traditional and innovative service features. Traditional networks, which require that each user’s telephone be connected to a central office circuit switch, are expensive to build and maintain. In contrast, VoIP networks route calls over the Internet using either soft switches or software, both of which are less expensive than circuit switches. In addition, traditional wire line networks use dedicated circuits that allot fixed bandwidth to a call throughout its duration, whether or not the full bandwidth is being used throughout the call to transmit voice signals. VoIP networks use bandwidth more efficiently, allocating it instead based on usage at any given moment. VoIP technology also presents the opportunity to offer customers attractive features that traditional telephone networks cannot easily support, such as online call management and self-provisioning (the ability for customers to change or add service features online).

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

VoIP Communications and Providers (continued)

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

Marketing

We differentiate the Company from our competitors as much as possible with our favorable rates in the Latin American market. We compete on the basis of our feature set, packaging premium features—such as those found in our enterprise packages—in a manner that is attractive to price sensitive customers. We encourage customers to sign up for plans, such as our Latin American calling plan, which reduce our revenue volatility and our customers’ focus on per minute charges.

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

We will distribute our software through strategic relationships with leading Internet and computer hardware and software companies in Latin America. Our goal is to have our software bundled with our partners’ products and services and distributed domestically and internationally.

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

Competition

We compete on the basis of our experience, network quality, customer service, range of services offered and price. Our competitors fall into three broad categories:

•	public telecommunication operators (“PTO’s”) in each country where we operate

•	other companies that operate competing satellite and terrestrial data transmission businesses, including newer entrants from more developed telecommunications markets outside of Latin America

•	large international telecommunications carriers, and

•	other VOIP operating companies

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

Competition (continued)

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

INTELLECTUAL PROPERTY (continued)

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

GOVERNMENT REGULATION (continued)

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

Communications Assistance for Law Enforcement Act Compliance.

The Communications Assistance for Law Enforcement Act (“CALEA”), enacted in 1994, required telecommunications companies to rewire their networks so police could have access for wiretaps and other surveillance measures. However, CALEA specifically exempted “persons or entities insofar as they are engaged in providing information services.” The Justice Department recently filed a FCC petition that Internet broadband and online telephone providers should be treated the same as traditional telephone companies. As a result of this petition, the FCC has adopted, on May 3, 2006 a Second Report and Order and Memorandum Opinion and Order (Order) that addresses several issues regarding implementation of the CALEA, enacted in 1994.  The primary goal of the Order is to ensure that law enforcement agencies (LEAs) have all of the resources that CALEA authorizes to combat crime and support security, particularly with regard to facilities-based broadband Internet access providers and interconnected VOIP providers.  The Order attempts to balance the needs of law enforcement with the competing aims of encouraging the development of new communications services and technologies while protecting customer privacy. The First Report and Order in this proceeding concluded that facilities-based broadband Internet access and interconnected VOIP providers were covered by CALEA. This second Order addresses remaining issues raised in this proceeding and provides certainty that will help achieve CALEA compliance, particularly for packet-mode technologies. This order states as follows:

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

GOVERNMENT REGULATION (continued)

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

Item 2. Description of Property (continued)

NGTV, the Company’s wholly-owned subsidiary, leases a 4,120 square feet headquarters in Caracas, Venezuela. The lease expired in September, 2007, and was renewed for approximately $7,000 per month plus utilities for additional term of two years. Each year the lease is adjusted for inflation. We believe facilities located in Venezuela to be in satisfactory condition for the purpose required.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the “Pink Sheets” and is now traded on “Gray Market”, under the symbol “ILKG.OB.” The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years, adjusted to reflect the reverse split on a three - one basis such that each old share represent 1/3 of a new share effected in February, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to the reversal, our common shares were quoted on the Pink Sheets under the symbol “TDIH.”

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

Recent Sales of Unregistered Securities - None

Item 6. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

FORWARD-LOOKING STATEMENTS (continued)

•	our ability to finance our activities and maintain our financial liquidity,
•	our ability to enter into new agreements and to maintain and renew existing licensing agreements,
•	stability of foreign regimes, specifically Venezuela,

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

Financial Condition – Balance Sheet

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
Total stockholders’ equity decreased by $2,975,606. Decrease was due to a current net loss of $3,000,606.
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

We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable. However, the Company’s revenue is recorded on net basis in 2007 and 2006.

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

Audited Statements of Cash Flows for years ended December 31, 2007, and 2006

Audited Statements of Stockholders equity (Deficiency in Assets) for years ended December 31, 2007, and 2006

Notes to audited financial statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure – None.

Item 8 A and T Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures (defined in Rule 13(a) – 15(e)), are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

In connection with the preparation of this annual report on Form 10 KSB, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13 a – 15 under the Exchange Act, also in compliance with Item 308T of Regulation S – K. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level at December 31, 2007.

Management’s Report on Internal Control over Financing Reporting

Management of Interlink Global Corporation is responsible for establishing and maintaining adequate internal control over financing reporting as defined in Rule 13 a – 15 under the Exchange Act, also in compliance with Item 308T of Regulation S – K. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

Management’s Report on Internal Control over Financing Reporting (contimued)

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the active participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting base on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO Criteria). Management reviewed the results of its assessment with the Board of Directors. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

Item 8B. Other Information –

Effective April 8, 2008, the Company lost one of its main providers of telecommunication traffic (destination). At the present time the Company is working on replacing and reinstating its destinations..

During 2007 the Company was placed on “hold trading” by the Security and Exchange Commission for 20 days. At present, the Company has filed “15 C 211” with FINRA for reinstatement to trade. Although the 20 days “hold” period was lifted, SEC has not officially closed the case.

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

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance ; Compliance with Section 16(a) of the Exchange Act.

MANAGEMENT

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position Held	Initial Election or Appointment Date
Anastasios Kyriakides	60	Chairman, Chief Executive Officer and Secretary	February 2004
Kenneth A. Hosfeld	57	Executive Vice President and Director	February 2004
Bill Rodriguez	60	Chief Financial Officer	April 2007
Stephan M. Gardner	64	Vice President and Director	November 2004

There are no family relationships between any two or more of our directors or executive officers. Our executive officers are appointed by our board of directors and serve at the board’s discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

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

BUSINESS EXPERIENCE (continued)

STEPHAN M. GARDNER. Mr. Gardner earned a bachelor’s degree from the University of Miami in Coral Gables, Florida, with majors in Business Administration and Journalism. He has extensive experience in the fields of investment banking, sales consulting and television production. From 1970-1979, Mr. Gardner was an independent television producer headquartered in San Juan, Puerto Rico. From 1979, he owned several companies, which provided consulting services in the fields of banking, health care, and sales administration in California as well as Florida. From January 2001 to November 2004, Mr. Gardner served as Sales Manager and Representative for Solaroll Shade and Shutter, and Roll-A-Way, Storm and Security Shutters, of St.Petersburg, Florida, a division of Valco Enterprises. Beginning in 1984, as an investment banker, Mr. Gardner structured public offerings of stock, and stock syndications in the fields of health, medical products, and leisure activities, (cruise ships). In 1989, Mr. Gardner became the owner/operator of Med Test, Inc., a private company, which is a provider of mobile medical testing services. For the last two decades, Mr. Gardner has worked as a marketing and public relations consultant.

Board of Directors

Our Board of Directors currently consists of five members. Our by laws provide that our directors be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.

Board Meetings and Committees

The Board of Directors held six meetings during 2006. The Board of Directors now has one standing committees - an Audit Committee. Current committee members are listed below. The functions of the Audit Committee are to recommend selection of independent public accountants to the Board of Directors, to review the scope and results of the year-end audit with management and the independent auditors, to review the Company’s accounting principles and its system of internal accounting controls and to review the Company’s annual and quarterly reports before filing with the Securities and Exchange Commission. The Audit Committee was formed in 2006 and did not meet during 2006. The current members of the Audit Committee are Anastasios Kyriakides and Bill Rodriguez.

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

COMMON STOCK

NAME OF DIRECTOR, OFFICER AND BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF OUTSTANDING SHARES OF COMMON STOCK

Anastasios Kyriakides	7,569,000(1)	18.44%

Kenneth Hosfeld	2,329,000	5.67%

Stephan M. Gardner	1,800,000	4.39%

Severino Rivano	1,001,000	2.44%

All Officers & Directors As a Group (6 persons)	13,349,000	32.52%

Total	26,048,000	63.46%

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We reflected a Due to Shareholder’s loan in the amount of $349,883 outstanding at December 31, 2007 – for one year term and no interest.

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

December 31, 2007	December 31, 2006

Audit Fees	$ 201,192	$80,438

SIGNATURES,

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April,2008.

Interlink Global Corporation By: /s/ Anastasios Kyriakides ——————————————————— Anastasios Kyriakides President and Chief Executive Officer

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

Signatures ——————————————	Title ——————————————	Date ——————

/s/ ANASTASIOS KYRIAKIDES —————————————— ANASTASIOS KYRIAKIDES	Chief Executive Officer, Chairman and Secretary (Principal Executive Officer)	December 11, 2008

/s/ Bill Rodriguez —————————————— Bill Rodriguez	Chief Financial Officer (Principal Financial and Accounting Officer)	December 11, 2008

/s/ KENNETH A. HOSFELD —————————————— KENNETH A. HOSFELD	VP & Director	December 11, 2008

Stephan Gardner ——————————————	Director	December 11, 2008

Severino Rivano ——————————————	Director	December 11, 2008

Dohan and Company Certified Public Accountants A Professional Association	7700 North Kendall Drive, 200 Miami, Florida 33156-7564 Telephone (305) 274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

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

/s/ Dohan and Company, P.A. Certified Public Accountants

Miami, Florida

April 30, 2008

EXHIBITS.

4.10	Registration Rights Agreement dated as of February 28, 2006 by and among certain lenders and the Registrant
10.3	Note and Warrant Purchase Agreement between certain lenders and the Registrant dated as of February 28, 2006
10.4	Amendment to Note and Warrant Purchase Agreement between certain lenders and the Registrant dated 10/06.
10.7	Share Purchase Agreement dated as of March 15, 2006 by and between the Registrant and NERA ASA. (1)
10.8	Share Purchase Option Agreement dated as of March 15, 2006 by and between the Registrant, Lane Bridge Overseas Ltd. (1)
14.1	Code of Ethics
21.1	List of subsidiaries
31.1	Certification of Chief Executive Officer
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

ASSETS	2007	2006

CURRENT ASSETS
Cash and equivalents	$151,394	$40,477
Accounts receivable, less allowance of $149,794 in 2007, $570,486 in 2006	783,362	957,534
Advance to suppliers	46,465	56,519
Prepaid expenses	456,703	133,916
Deferred loan costs, net	—	124,967
Total current assets	1,437,924	1,313,413

Property, Plant and Equipment
Telecommunications equipment	11,885,443	11,605,649
Leashold improvements	118,844	118,844
Furniture and fixtures	7,221	7,177
Other equipment	16,888	15,499
Software and licenses	179,364	176,864
Vehicles	61,506	61,506
Total Property, plant and equipment	12,269,266	11,985,539
Less accumulated Depreciation	(7,098,392)	(5,817,005)
Property, plant and equipment, net	5,170,874	6,168,534
Land	162,567	162,567
Prepaid value added tax	805,834	563,905
Deferred tax asset, less valuation allowance of $1,903,270 in 2007 and $1,225,328 in 2006.	—	—
Other assets	43,068	80,898

TOTAL ASSETS	$7,620,267	$8,289,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,130,594	$2,667,489
Accrued expenses	1,072,724	185,969
Accrued interest	835,165	324,796
Notes payable	—	51,873
Senior convertible debentures, current portion	4,772,550	706,618
Advances from officers	134,558	259,883
Due to stockholder	171,186	90,000
Total current liabilities	10,116,777	4,286,628

LONG-TERM LIABILITIES
Accrual for labor indemnities	195,425	866,360
Customer deposits	—	83,846
Other	396,907	307,302
Senior convertible debentures, non-current portion	—	2,590,932
Total long-term liabilities	592,332	3,848,440
TOTAL LIABILITIES	10,709,109	8,135,068

Minority Interest	(175,002)	(14,009)

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5, AND 6)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common Stock: $0.001 par value,	47,849	47,599
100,000,000 shares authorized; 47,598,922 shares issued and outsanding.
Additional paid-in-capital	4,870,868	4,846,118
Accumulated deficit	(7,832,557)	(4,725,459)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	(2,913,840)	168,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,620,267	$8,289,317

(DEFICIENCY IN ASSETS)

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006	2007	2006

REVENUES	$9,897,738	$5,888,845

COST OF REVENUES	8,089,197	4,305,900

GROSS MARGIN	1,808,541	1,582,945

OPERATING EXPENSES
Advertising	10,412	50,491
Amortization of deferred loan costs	219,764	431,211
Bad debts	31,348	35,930
Consulting and technical services	330,032	299,307
Depreciation	1,281,387	872,912
Professional fees	415,178	231,331
Other expenses	305,308	455,940
Rent and occupancy	455,558	393,847
Salaries and wages	1,387,786	1,550,473
Taxes and licenses	124,498	220,996
Telecommunications	45,972	458,530
Travel and entertainment	111,891	144,175
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	4,719,134	5,145,143
LOSS BEFORE OTHER INCOME EXPENSES	(2,910,593)	(3,562,198)

OTHER INCOME (EXPENSES)
Bad debt recovery	35,930	—
Forgiveness of debt	295,683	—
Impairment of goodwill	—	(581,358)
Interest expense	(685,080)	(338,098)
Other	(4,031)	(186,350)
TOTAL OTHER INCOME (EXPENSES)	(357,498)	(1,105,806)

LOSS BEFORE INCOME TAX AND MINORITY INTEREST	(3,268,091)	(4,668,004)

PROVISION FOR INCOME TAXES	—	—

LOSS BEFORE MINORITY INTERST	(3,268,091)	(4,668,004)

MINORITY INTEREST	160,993	14,009

NET LOSS	$(3,107,098)	$(4,653,995)

Weighted average shares outstanding - basic and diluted	41,849,460	36,806,198

Net loss per share - basic and diluted	(0.08)	(0.13)

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – Deficiency of assets

Years ended December 31, 2007 and 2006

	Common stock shares	Amount	Additional Paid-In Capital	Stock Subscription Receivable	Issuance of Common Stock for Services	Deficit	Total

Balance at December 31, 2005	33,393,922	$33,394	$—	$(304,869)	$(179,000)	$(71,464)	$(521,939)

Issuance of common stock Cash	7,419,000	7,419	1,066,688	304,869	—	—	1,378,976
Services and fees	235,000	235	234,765	—	179,000	—	414,000
Acquisition of CNH/NGTV	6,000,000	6,000	2,994,000	—	—	—	3,000,000
Acquisition of MetroIP	551,000	551	550,665	—	—	—	551,216

Net loss	—	—	—	—	—	(4,653,995)	(4,653,995)

Balance at December 31, 2006	47,598,922	$47,599	$4,846,118	$—	$—	$(4,725,459)	$168,258

Issuance of common stockCash	250,000	250	24,750	—	—	—	25,000

Net loss	—	—	—	—	—	(3,107,098)	(3,107,098)

Balance at December 31, 2007	47,848,922	$47,849	$4,870,868	$—	$—	$(7,832,557)	$(2,913,840)

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006	2007	2006

Net Loss	(3,107,098)	(4,653,995)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,281,387	872,912
Forgiveness of debt	(295,683)	—
Bad debt	31,348	61,635
Bad debt recovery	(35,930)	—
Impairment of assets	—	546,230
Issuance of common stock for services	—	235,000
Amortization of deferred fees	219,764	431,211
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	135,685	(159,368)
Increase in other receivables	(133)	(1,934)
Increase in accounts payable	758,775	1,141,144
Increase (decrease) in accrued expenses	570,968	(273,192)

Net cash used in operating activities	(440,917)	(1,800,357)

Cash Flows used in Investing Activities:

Purchase of property and equipment	(283,727)	(296,744)
Increase in noncurrent assets	(568,427)	(763,581)
Payment for purchase of Venezuelan company, net	—	(1,589,218)

Net cash used in investing activties	(852,154)	(2,649,543)

Cash Flow from Financing activities:

Proceeds from issuance of common stock	25,000	2,063,473
Proceeds from stock subscription receivable	—	304,869
Net proceeds from senior convertible notes	1,475,000	—
(Payment) Proceeds from note payable to officer	(44,139)	144,840
Proceeds from due to stockholder	—	90,000
Net increase (decrease) in other notes payable	(51,873)	442,486

Net cash provided by or (used) in financing activities	1,403,988	3,045,668

Net Increase (Decrease) in cash	110,917	(1,404,232)

Cash and equivalents, beginning	40,477	1,444,709

Cash and equivalents, ending	151,394	40,477

Supplemental disclosures
Cash paid for interest	$—	$13,302.00
Cash paid for income taxes	$—	$—

Supplemental disclosures for non-cash items:

Stock issued services	$—	$235,000

Stock issued for settlement of debt	$—	$115,100

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

Note 1 Organization and Summary of Significant Accounting Policies

Nature of Operations

The Company provides telecommunications applications utilizing hardware and software that enables its domestic and world-wide users to access the world-wide Internet as a transmission medium for telephone calls locally and throughout the world. The sale of Internet service is made possible using Voice over Internet Protocol (“VoIP”). Our markets are located in Latin America (namely Venezuela and Colombia).

Organization

In 1987, Hawaii Ventures, Inc. (“HVI”) was organized under the laws of the State of Utah as a public company for the purpose of acquiring a participation interest in any and all types of businesses and products. HVI’s stock offering was a “blind pool” offering.

In 1992, the Company acquired privately-held Infinity Worldwide Trading Corp., a New York company, and changed its name to Infinity Worldwide Inc. (“IWI”). The principal business of IWI became the purchase of discounted and surplus consumer products for resale in eastern Europe. This venture eventually failed and IWI was dormant since mid-1994 through mid-January 2005.

On January 12, 2005, IWI effectuated a merger with Interlink Global Corp., a Florida corporation, acquiring the issued and outstanding shares of IWI and liquidating it. Simultaneously, the state of incorporation was changed to Nevada and the entity’s name was changed to Interlink Global Corporation (the “Company”). The stock symbol was changed to ILKG.

Acquisitions

Communications Network Holdings (Venezuelan Company)

Effective March 15, 2006, the Company signed a Share Purchase Agreement (the “Agreement”) with Nera ASA (“NERA”), a Norwegian company , to acquire all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., an exempted company incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A. (“NGTV”), a Venezuelan corporation engaged in the provision of telecommunication services.

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

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

MetroIP (Colombian Company)

Effective November 3, 2006, the Company acquired a 66% equity interest in MetroIP Colombia S.A. (“MetroIP”), a telecommunications company headquartered in Barranquilla, Colombia.

On March 2007, the Company was placed on “hold trading” by the Security and Exchange Commission for 20 days due to “spam” mailing. On April 2007, the Company files an 15 C 211 application with FINRA for reinstatement to trade. As of December 31, 2007, the Company had not been reinstated and was listed on the “Gray Market”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Interlink Global Corporation, and its owned subsidiaries, Communication Networks Holdings, Ltd. (“CNH”) and MetroIP. All material inter-company accounts and transactions between the Company and its Subsidiaries for the years presented have been eliminated in consolidation.

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

Concentrations of Business and Credit Risks

The Company maintains cash balances in various banks the United States of America (“US”), Venezuela and Colombia. Balances maintained in a US banks, sometimes exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000 per account. Balances maintained is Venezuelan and Colombian banks are not insured and amounted to $185,925 at December 31, 2007.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

Basic and Fully Diluted Net Loss Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Shares (“EPS”). SFAS No. 128 requires companies to present basic earnings (loss) per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. Certain debt instruments and related interest may be paid in cash or shares. The convertible shares have been added to the denominator in calculating diluted “EPS”. Refer to Note 10.

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost of sell.

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

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”--an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

Recent Accounting Pronouncements (cont)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements “ (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company’s fiscal year ending December 30, 2007 and 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity’s own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective for fiscal year beginning after November 15, 2007. The Company does not expect its adoption to a material impact on its consolidated financial statements.

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

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

Note 4 Commitment and Contingencies

Leases

Interlink accounts for occupancy leases as operating expenses. There are no capitalized leases. Rent and occupancy expenses for the year ended December 31, 2007 and 2006 was $455,558 and 393.847, respectively.

Minimum future lease payments as of December 31, 2007, were as follows:

Year	12/31/07

2008	229,415
2009 (annual renewals)	84,000

Total	313,415

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

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

Note 5 Accrued for labor indemnities

During 2006, the Company purchased two subsidiaries - NGTV/CNH and MetroIP. Foreign subsidiaries are required to record accrued unpaid labor fringe benefits (ie: vacation, sick days etc.) These accruals become due and payable upon termination or severance of the individual employees.

Note 6 Income Taxes

As of December 31, 2007, the Company had a net operating loss carry-forward of approximately $9.7 million. This loss may be carried forward to offset federal income taxes in various future years through the year 2027. During 2005, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of this change, the Company’s ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry-forward will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

A deferred tax asset has been provided to record the effect of the cumulative tax losses. Due to the uncertainty as to whether these losses will be realized, the Company has provided a valuation allowance equal to the amount of the deferred tax asset.

The provision for income taxes are summarized as follows:	2007	2006

Current tax, net of utilization of net operating loss carry-forward
Federal	—	—
State	—	—

Total current tax	—	—

Deferred tax, net of utilization of net operating loss carry-forward
Federal	—	—
State	—	—

Total deferred tax	—	—

Total income taxes	—	—

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

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

Items	2007	2006

Deferred tax assets:
Allowance for bad debts	$114,097	$114,097
Net operating loss carry-forward	1,802,523	1,120,000

Total deferred tax asset	1,916,620	1,234,097

Deferred tax liability:
Depreciation	(13,350)	(8,769)

Total deferred tax liability	(13,350)	(8,769)

Less: Valuation allowance	(1,903,270)	(1,225,328)

Net deferred tax asset	$—	$—

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

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

Note 8 Stock issuance

Shares Issued per Merger

In February 2005, pursuant to the merger agreement (per Note 1 above), the Company effected a one share for three share reverse stock split and issued a net total of 13,149,680 restricted shares of common stock, recorded at par value. In March 2005, the Company’s transfer agent placed a total of 10,889,859 shares in reserve as security for shares lost by shareholders in lieu of a bond. These shares are considered outstanding, but unissued. As of March 31, 2006, 50,000 shares were issued and removed from the reserve. These share transactions have been recorded at par value.

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

Convertible debentures for Common stock

Series A, B and C debentures provides for conversion to Common stock. If converted, the Company would need to issue additional stock, as follows:

Items	Number of Common shares
Series A	4,100,130
Series B	3,438,743
Series C	1,474,605

Total	9,013,478

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

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 AND 2006

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

The Company is waiting final resolution of `FINRA” examination. Final approval is expected during second quarter of 2008.

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