Form 10-Q
period 2008-03-31
INTERLINK GLOBAL CORP
filed 2009-04-03
CIK 829606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For quarter period ended March 31, 2008

Commission file number 33-20033-D

INTERLINK GLOBAL CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	42-1655043
(State of Incorporation)	(IRS Employer Identification No.)

1100 NW 163rd Drive, No. Miami, FL 33169

(Address of principal executive offices)

(305) 261-2007

(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the issuer was $4,784,892 based on the closing price of $0.10 per share on March 31, 2008 as reported on the Gray Market.

There were 43,710,343 shares of issuer’s Common Stock outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our unaudited financial statements, including notes thereto, are presented as a separate section of this Form 10QSB, and the following are attached hereto.

Financial statements:

Consolidated Balance Sheets (unaudited) at March 31, 2008 and December 31, 2007.

Consolidated Statements of operations (unaudited) for three month ended March 31, 2008 and 2007.

Consolidated Statements of Stockholders Deficit for three months ended March 31, 2008.

Consolidated Statement of Cash Flows for three months ended March 31, 2008.

On September 10, 2008, we filed Form 8 K and reported as “Other Events” - On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

Effective December 13, 2008, we filed Form 15 to “discontinue filing requirements with the SEC”.

Also, Form 15 provided non – renewal of our audit engagement with Dohan and Company.

Refer to “Discontinued operations” regarding our foreign affiliates, financial information from our foreign affiliates are reported as Discontinued operations.

See accompanying summary of accounting policies and notes to financial statements.

Interlink Global Corporation

Consolidated Balance Sheets - interim (unaudited)

March 31, 2008 and December 31, 2007

	3/31/2008	12/31/2007
ASSETS

CURRENT ASSETS
Cash and equivalents	$473	$15,888
Accounts receivable, net	53,239	9,589
Advance to suppliers	2,500	—
Discontinued operations, current	—	1,453,015
Deferred loan costs, net	—	2,500

Total current assets	56,212	1,480,992

Property, Plant and Equipment
Telecommunications equipment	481,235	481,235
Less accumulated Depreciation	(119,384)	(107,285)

Property, plant and equipment, net	361,851	373,950

Deferred tax asset, net	—	—
Discontinued operations, non current	—	5,765,325

TOTAL ASSETS	$418,063	$7,620,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$696,375	$1,663,041
Accrued interest	1,038,167	869,510
Discontinued operations, current	—	2,494,142
Senior convertible debentures, current portion	4,772,550	706,618
Advances from officers	80,542	115,452
Due to stockholder	—	—

Total current liabilities	6,587,634	5,848,763

LONG-TERM LIABILITIES
Other	—	11,790
Senior convertible debentures, non-current portion	—	4,065,932
Discontinued operations, non current	—	607,622

Total long-term liabilities	—	4,685,344

TOTAL LIABILITIES	6,587,634	10,534,107

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5, AND 6)

STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Common Stock: $0.001 par value, 100,000,000 shares authorized; 47,598,922 shares issued and outstanding.	43,711	47,849
Additional paid-in-capital	1,924,530	4,870,868
Accumulated deficit	(8,137,812)	(7,832,557)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)	(6,169,571)	(2,913,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)	$418,063	$7,620,267

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Operations - interim (unaudited)

For three months ended March 31, 2008 and 2007

	2008	2007
REVENUES	$621,798	$313

COST OF REVENUES	904,313	31,714

GROSS MARGIN	(282,515)	(31,401)

OPERATING EXPENSES
Advertising	2,100	7,642
Amortization of deferred loan costs	—	44,756
Consulting and technical services	—	17,857
Depreciation	12,099	12,013
Professional fees	3,542	59,532
Other expenses	58,472	11,353
Rent and occupancy	37,323	38,836
Salaries and wages	114,730	37,194
Software support	12,000	—
Taxes and licenses	1,916	300
Telecommunications	5,322	—
Travel and entertainment	4,293	52,577

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	251,797	282,060

LOSS BEFORE OTHER INCOME EXPENSES	(534,312)	(313,461)

OTHER INCOME (EXPENSES)
Forgiveness of debt	—	140,484
Interest expense	(168,657)	(84,679)

TOTAL OTHER INCOME (EXPENSES)	(168,657)	55,805

LOSS BEFORE INCOME TAX AND MINORITY INTEREST	(702,969)	(257,656)

PROVISION FOR INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(702,969)	(257,656)

DISCONTINUED OPERATIONS	(2,552,762)	(124,344)

NET LOSS	$(3,255,731)	$(382,000)

Weighted average shares outstanding - basic and diluted	43,710,343	41,048,460

Net loss per share - basic and diluted from continuing operations	(0.02)	(0.01)

Net loss per share - basic and diluted discontinued operations	(0.07)	(0.01)

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Stockholders' Equity - Deficiency of assets - interim (unaudited) For three months ended March 31, 2008 and 2007

	Common stock shares	Amount	Additional Paid-In Capital	Deficit	Total
Balance at December 31, 2006	47,598,922	$47,599	$4,846,118	$(4,725,459)	168,258

Issuance of common stock
Cash	250,000	250	24,750	—	25,000

Net loss	—	—	—	(3,107,098)	(3,107,098)

Balance at December 31, 2007	47,848,922	$47,849	$4,870,868	$(7,832,557)	$(2,913,840)

Issuance of common stock
Cash	—	—	—	—	—
Reclassification	(2,138,579)	(2,138)	2,040	98	—

Discontinued operations	(2,000,000)	(2,000)	(2,948,378)	2,950,378	—

Net loss - three months ended March 31, 2008	—	—	—	(3,255,731)	(3,255,731)

Balance at March 31, 2008	43,710,343	$43,711	$1,924,530	$(8,137,812)	$(6,169,571)

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Cash Flows - interim (unaudited)

For three months ended March 31, 2008 and 2007

	2008	2007
Net Loss	(3,255,731)	(382,000)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	12,099	12,013
Amortization of deferred fees	—	44,756
Changes in assets and liabilities:
Increase in accounts receivables	(43,650)
Increase in accounts payable	(966,667)	—
Increase (decrease) in accrued expenses	156,867	—

Net cash used in operating activities	(4,097,082)	(325,231)

Cash Flows used in Investing Activities:
Purchase of property and equipment	—	—
Increase in noncurrent assets	—	—
Payment for purchase of Venezuelan company, net	—	—

Net cash used in investing activities	—	—

Cash Flow from Financing activities:
Net proceeds from senior convertible notes	—	1,500,000
Repayment of note payables to officers	(34,910)	—

Net cash provided by or (used) in financing activities	(34,910)	1,500,000

Discontinued operations:
Current assets	1,453,015	(124,344)
Non - current assets	5,765,325	—
Liabilities	(3,101,763)	408,869

Net - discontinued operations	4,116,577	284,525

Net Increase (Decrease) in cash	(15,415)	1,459,294

Cash and equivalents, beginning	15,888	40,477

Cash and equivalents, ending	473	1,499,771

Supplemental disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for non-cash items:
Stock issued services	$—	$—

Stock issued for settlement of debt	$—	$—

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) March 31, 2008 and 2007

Note 1 – Business and Summary of Significant Accounting Policies

We provide advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Basis of presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2008, and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited statements for the most recent year ended December 31, 2007, as reported in Form 10 KSB/A filed on May 1, 2008, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

Income Taxes

We follow Statement of Financial Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes”. FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in our financial statements compared to the tax returns.

Basic and Fully Diluted Net Loss per Common Share

We follow the provisions of FASB Statement No. 128 (SFAS No. 128), “Earnings per Share”. SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, “Earnings per Share”. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the periods presented, we have no potentially dilutive instruments.

Note 2. Going Concern and Management’s Plan

As reflected in the accompanying financial statements, we incurred net losses from continued operations of $(702,969) and $(257,656) for three months ended March 31, 2008 and 2007. We incurred net losses from discontinued operations of $(2,552,762) and $(124,344) for three months ended March 31, 2008 and 2007. Net income for three months ended March 31, 2008 and 2007 was $(3,255,731) and $(382,000), respectively. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations, neither of which is assured. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Discontinued Operations

On September 6, 2008, our management and Board of Directors en-acted discontinuance of operations in Colombia. Therefore, financial information from MetroIP is reported as discontinued operations.

On September 22, 2008, our management and Board of Directors en-acted discontinuance of operations in Venezuela. Therefore, financial information from CNG/NGTV is reported as discontinued operations.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events” - On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

Effective December 13, 2008, we have filed Form 15 to “discontinue filing requirements with the SEC”.

Also, Form 15 provided non – renewal of our audit engagement with Dohan and Company.

Note 3. Loans due to shareholders and Officers

Advances from officers amounted to $80,542, as of March 31, 2008 and $115,452 at December 31, 2007, respectively.

The advances are due within one year of advance date and are non-interest bearing.

There were no “Due to shareholders” amount at March 31, 2008 or December 31, 2007.

Note 4. Accruals for labor indemnities

Per local regulations, our foreign affiliates must accrue unpaid payroll related items as long term accruals. These items have been properly accrued pursuant to local customs and regulations.

Refer to Discontinued operations regarding our foreign affiliates, at March 31, 2008 and 2007 there are no accruals for labor indemnities.

Discontinued Operations

On September 6, 2008, our management and Board of Directors en-acted the discontinuance of operations in Colombia. Therefore, financial information from MetroIP is reported as discontinued operations.

On September 22, 2008, our management and Board of Directors en-acted the discontinuance of operations in Venezuela. Therefore, financial information from CNG/NGTV is reported as discontinued operations.

Note 5. Issuance of new Series D Senior Convertible Notes and Warrants

On March 29, 2007, we issued Series D Senior Convertible Notes for $1,500,000, resulting in net proceeds of $1,415,300; the notes bear interest at twelve (12%) percent and mature on March 29, 2009. Closing costs of $84,700 will be amortized over the term of the loan, commencing in April 2007. Both principal and interest are due at maturity and may be paid in registered shares of the Company’s common stock at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the payment due date. In connection with this agreement, the Company issued warrants to purchase an aggregate of 15,000,000 shares of common stock.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Note 1 Organization and Summary of Significant Accounting Policies

Nature of Operations

We provide telecommunications applications utilizing hardware and software that enables its domestic and world-wide users to access the world-wide Internet as a transmission medium for telephone calls locally and throughout the world. The sale of Internet service is made possible using Voice over Internet Protocol (“VoIP”). Our markets are located in Latin America (namely Venezuela and Colombia).

Organization

In 1987, Hawaii Ventures, Inc. (“HVI”) was organized under the laws of the State of Utah as a public company for the purpose of acquiring a participation interest in any and all types of businesses and products. HVI’s stock offering was a “blind pool” offering.

In 1992, we acquired privately-held Infinity Worldwide Trading Corp., a New York company, and changed its name to Infinity Worldwide Inc. (“IWI”). The principal business of IWI became the purchase of discounted and surplus consumer products for resale in eastern Europe. This venture eventually failed and IWI was dormant since mid-1994 through mid-January 2005.

On January 12, 2005, IWI effectuated a merger with Interlink Global Corp., a Florida corporation, acquiring the issued and outstanding shares of IWI and liquidating it. Simultaneously, the state of incorporation was changed to Nevada and the entity’s name was changed to Interlink Global Corporation (the “us, we, ours, etc.”). The stock symbol was changed to ILKG.

Acquisitions and Discontinued Operations

Communications Network Holdings (Venezuelan Company)

On March 15, 2006, we acquired all of the issued and outstanding common stock of Communication Networks Holdings, Ltd., an exempted company incorporated and existing under the laws of Bermuda (“CNH”). The acquisition included CNH’s ownership of all of the issued and outstanding capital stock of Telecomunicaciones NGTV, S.A. (“NGTV”), a Venezuelan corporation engaged in the provision of telecommunication services.

On September 22, 2008, our management and Board of Directors en-acted discontinuance of operations in Venezuela. Therefore, financial information from CNG/NGTV is reported as discontinued operations.

MetroIP (Colombian Company)

Effective November 3, 2006, we acquired a 66% equity interest in MetroIP Colombia S.A. (“MetroIP”), a telecommunications company headquartered in Barranquilla, Colombia.

On September 6, 2008, our management and Board of Directors en-acted discontinuance of operations in Colombia. Therefore, financial information from MetroIP is reported as discontinued operations.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Note 2 Summaries of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Interlink Global Corporation, and its owned subsidiaries, Communication Networks Holdings, Ltd. (“CNH”) and MetroIP. All material inter-company accounts and transactions between us and our Subsidiaries for the years presented have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

Trade and other receivable are reported at fair market value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.

We estimate doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally accounts that are 90 days or more overdue.

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

Concentrations of Business and Credit Risks

We maintain cash balances in various banks in the United States of America (“US”). Balances maintained in US banks, sometimes exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 per account.

Basic and Fully Diluted Net Loss per Common Share

We follow the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Shares (“EPS”). SFAS No. 128 requires companies to present basic earnings (loss) per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. Certain debt instruments and related interest may be paid in cash or shares. The convertible shares have been added to the denominator in calculating diluted “EPS”. Refer to Note 10.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Impairment of Long-Lived Assets

We follow SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost of sell.

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

Advertising

We incurred advertising expenses in the amount of $ 2,100 in 2008 and $7,642 in 2007.

We expense all marketing and advertising expenses to statement of income and expense.

Reclassifications

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Recent Accounting Pronouncements (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company’s fiscal year ending December 30, 2007 and 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity’s own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective for fiscal year beginning after November 15, 2007. The adoption of SFAS no. 157 did not have a material impact on our consolidated financial statement.

Note 2 Going Concern and Management’s Plans

As reflected in the accompanying consolidated financial statements, we incurred a consolidated net loss of $(3,255,731) for the quarter ended March 31, 2008, due principally to expenses incurred for general and administrative expenses, reported as loss from continued operations $(702,969) and loss from discontinued operations in the amount of $(2,552,762). We have not generated significant recurring cash flows to sustain the operations. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. Our strategy is to acquire operating entities established in the telecommunication industry. The plan also includes raising equity capital through private stock offerings. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Discontinued Operations

On September 6, 2008, our management and Board of Directors en-acted discontinuance of operations in Colombia. Therefore, financial information from MetroIP is reported as discontinued operations.

On September 22, 2008, our management and Board of Directors en-acted discontinuance of operations in Venezuela. Therefore, financial information from CNG/NGTV is reported as discontinued operations.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events” - On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Discontinued Operations (continued)

Effective December 13, 2008, we have filed Form 15 to “discontinue filing requirements with the SEC”.

Also, Form 15 provided non – renewal of our audit engagement with Dohan and Company.

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

Depreciation expense for the quarters ended March 31, 2008 and 2007, were $12,099 and $12,013 respectively. Refer to discontinued operations – “Acceptance of collateral in satisfaction of obligation”.

Note 4 Commitment and Contingencies

Leases

We account for occupancy leases as operating expenses. There are no capitalized leases.

Rent and occupancy expenses for the quarters ended March 31, 2008 and 2007 was $37,323 and $38,836, respectively.

Employment arrangement

We have an Employment Agreement with our Chief Executive Officer. In consideration of his services, the Company has agreed to pay a base salary of $52,000 plus certain bonuses and awards if we achieve defined goals. As of March 31, 2008 and 2007, none of these goals had been realized. The agreement is effective though December 31, 2008.

Legal Proceedings

On August 18, 2006, we filed a lawsuit against a potential investor and the owner, agent and principal of in connection with an agreement to acquire 100% of the voting common stock in August 2005. After delivery of the purchase price of $62,000 and 1 million shares of common stock worth (approximately $1 million) to the owner, the Company had many material misrepresentations and omissions of facts regarding the value of the investment. As a result, we sued for rescission of the purchase agreement and the transactions contemplated therein. The causes of action arose from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by the owner. The amount in controversy was approximately $65,000, exclusive of interest and costs plus the shares issued. The case was settled and we received all shares and all claims were satisfied in May 2007. The owner retained the purchase price of $62,000.00.

On May 3, 2006, Strategic Computer Solutions (“SCS”) filed an action against us alleging an outstanding unpaid balance for computer related equipment purportedly ordered by us. We believe the products were never received by our authorized employee. The legal action is still pending. As of December 31, 2007, the potential outcome was unknown.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Legal Proceedings (continued)

Until 2007, we had a relationship with TBeck Capital, Aritex Consultants, Warren Street Investments, Victoria, et al (collectively referred to as TBeck). TBeck was engaged as the investment banker and funds raiser and remuneration was in the form of stock issues and repayment of loans. We and TBeck terminated the arrangement and to document the termination a settlement agreement was reached between TBeck and us, date August 2, 2007. The agreement included mutual release of all claims.

Note 5 Accrued for labor indemnities

During 2006, we purchased two subsidiaries – NGTV/CNH and MetroIP. Foreign subsidiaries are required to record accrued unpaid labor fringe benefits (ie: vacation, sick days etc.) These accruals become due and payable upon termination or severance of the individual employees – refer to Discontinued Operations.

Note 6 Income Taxes

As of December 31, 2007, we had a net operating loss carry-forward of approximately $9.7 million. This loss may be carried forward to offset federal income taxes in various future years through the year 2027. During 2005, there was a significant ownership change as defined in Section 382 of the Internal Revenue Code. As a result of this change, our ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value at the time of the ownership change. Therefore, substantial net operating loss carry-forward will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

We file consolidated income tax returns with our two subsidiaries. Deferred income taxes and benefits for 2007 and 2006 are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The principal temporary differences that give rise to the deferred tax asset (liability) and the effects (computed at 20% in both years) that the changes in those temporary differences had on the provision for deferred tax expense as follows:

Note 7 Senior Convertible Notes

On November 29, 2005, we issued a Series A Senior Convertible Note for $2 million, resulting in net proceeds of $1,767,000; the notes bear interest at 10% and mature on May 29, 2008. Closing costs of $233,000 are being amortized through that date. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly commencing in January 2007; the principal and accrued interest may be paid in registered shares of common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.

On February 28, 2006, we issued two Series B Senior Convertible Notes for $1,297,550, resulting in net proceeds of $1,142,635. The notes bear interest at ten percent and matured in August 28, 2007. Closing costs of $154,915 are being amortized through that date, commencing in March 2006. One-fourteenth (1/14th) of the principal and all accrued but unpaid interest is due monthly, commencing in January 2007; the principal and accrued interest may be paid in registered shares of common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days preceding the payment due date.

In connection with these agreements, we issued warrants to purchase an aggregate of 12,064,044 shares of common stock: (i) 10,644,744 to the note holders (at an exercise price of $1.05 per share) and (ii) 1,419,300 to the placement agents (at varying exercise prices, ranging from $.75 to $3.25 per share). The warrants to the note holders expire at varying dates through February 2016.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Registration of Restricted Stock

In accordance with the abovementioned Series A and Series B Senior Convertible Notes, we were obligated to file a registration statement within forty-five days of the closing dates. In as much that a registration statement was not filed within that period, we are obligated to pay liquidated damages of 1.5 percent per month based upon the principal balance (not to exceed 9%). Accordingly, we issued 240,000 warrants with an exercise price of $.75 per share (for the Series A Notes) and 155,706 warrants with an exercise price of $.75 per share for the Series B Notes.

Note 8 Stock issuance

Issuance of Convertible Debentures

In May and June 2006, we issued 11% convertible debentures aggregating $48,500. The debentures are due December 31, 2009 and provide for a conversion price of $1.25 per share.

Convertible debentures for Common stock

Series A, B and C debentures provides for conversion to Common stock. If converted, we would need to issue additional stock, as follows:

Items	Number of Common shares
Series A	4,100,130
Series B	3,438,743
Series C	1,474,605

Total	9,013,478

Convertible debentures A, B and C are presently in default.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

Note 9 Related party transactions

Advances from officers amounted to $80,542, at March 31, 2008 and $115,452 at December 31, 2007, respectively. The advances are due within one year of advance date and are non-interest bearing.

There were no “Due to shareholders” amounts at March 31, 2008 or December 31, 2007.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

Note 10 Subsequent Events

On March 2007, we were placed on “hold trading” by the Security and Exchange Commission for 20 days due to “spam” mailing. On April 2007, the Company filed Form 15 C 211 application with FINRA for reinstatement to trade. As of today, we have not complied with all requested items from FINRA.

On March 31, 2007, we issued Series D Senior Convertible Notes for $1,500,000, resulting in net proceeds of $1,415,300, the notes bear interest at twelve percent and mature in March 2011. Closing costs of $84,700 are being amortized through that date, commencing in April 2007.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

We are not planning any major maintenance activities on any of its affiliates.

During 2007 and 2006, there were certain Press Releases that were reported and did not fully materialize.

Effect of these Press Releases were not material to presentation of our financial statements.

Discontinued Operations

On September 6, 2008, our management and Board of Directors en-acted discontinuance of operations in Colombia. Therefore, financial information from MetroIP is reported as discontinued operations.

On September 22, 2008, our management and Board of Directors en-acted discontinuance of operations in Venezuela. Therefore, financial information from CNG/NGTV is reported as discontinued operations.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events” - On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

Effective December 13, 2008, we have filed Form 15 to “discontinue filing requirements with the SEC”.

Also, Form 15 provided non – renewal of our audit engagement with Dohan and Company.

Item 2.	Management’s Discussion and Analysis and Plan of Operations

FORWARD-LOOKING STATEMENTS This quarterly report contains “forward-looking statements” within the meaning of Section 27 A of the Securities Act of 1933, as amended and Section 21 E of the Securities Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” ‘believe,” “could,” “estimate,” “may,” “expect.” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data and voice transmission networks and or ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10 KSB/A filed with the Securities and Exchange Commission on May 1, 2008. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Plan of Operation

As provider of hosted VoIP telephone services, we are currently doing business in North America. We provide SIP-based broadband telephone solutions, WiFi, WiMax, Marine Satellite Services, calling cards, and other enterprise services. We use VoIP technology, provide long distance telephone services, with full features, at prices that are greatly reduced in comparison with traditional telephone companies.

Financial conditions – Balance Sheet

Fixed assets (net) decreased by $12,099, when compared to December 31, 2007. Decrease is due to depreciation charged to operation.

Total Assets decreased by $7,202,204 and is due to Discontinued Operations – foreign affiliates.

Total liabilities and equity decreased by $7,202,204, decrease is due to Discontinued Operations – foreign affiliates.

Results of Operations – Quarter ended March 31, 2008

Operating Revenues

Gross revenue was $621,798 and $313 for quarter ended March 31, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Cost of Sales

Cost of sale was $904,313 and $31,714 for quarter ended March 31, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Selling, general and administrative expenses

Selling, general and administrative expense was $251,797 and $282,060 for three months ended March 31, 2008 and 2007, excluding foreign affiliates which are reported as Discontinued operations.

Net loss from continued operations

Net loss from continued operation was $(702,969) and $(257,656) for three months ended March 31, 2008 and 2007, excluding foreign affiliates which are reported as Discontinued operations.

Net loss from discontinued operations

Net loss from discontinued operations was $(2,552,762) and $(124,344) for three months ended March 31, 2008 and 2007, including foreign operations reported as discontinued operations.

Net loss

Net loss was $(3,255,731) and $(382,000) for three months ended March 31, 2008 and 2007, including foreign operations reported as discontinued operations.

Cash Requirements

We anticipate that we will require approximately $3,000,000 over the next twelve months for general and administrative expenses and to continue our plan of operation. We will be dependent upon proceeds from the sale of our securities to accommodate any additional operational requirements. However, any additional debt or equity financing may not be available in sufficient amounts or acceptable terms. If such financing is not available, the Company’s operational results and future financial conditions may be adversely affected. We are not presently paying quarterly interest on our outstanding convertible debentures and our convertible debentures A, B and C are presently in default.

Refer to Discontinued operations regarding our foreign affiliates, financial information from our foreign affiliates are reported as Discontinued operations.

Employees

At present, we do not have any employees. We do no anticipate increasing our staff.

Discontinued Operations

On September 6, 2008, our management and Board of Directors en–acted discontinuance of operations in Colombia. Therefore, financial information from MetroIP is reported as discontinued operations.

On September 22, 2008, our management and Board of Directors en–acted discontinuance of operations in Venezuela. Therefore, financial information from CNG/NGTV is reported as discontinued operations.

Product Research and Development

We do not anticipate that we will expend any amounts on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any equipment over the next twelve months.

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

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On August 18, 2006, we filed a lawsuit against the owner, agent and principal of a company to be acquired. After we delivered the purchase price of $62,000 and 1 million shares of our common stock (worth approximately $1 million), we discovered that the owner had many material misrepresentations and omissions of facts regarding the value of the company as a result, we sued for rescission of the purchase agreement and the transactions contemplated therein. Our causes of action arose from violations of federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of fraudulent statements, acts and omissions by the owner. On May 2007, the case was settled and the Company received all one million shares, all claims were satisfied and the owner kept purchase price of $62,000.00.

On May 3, 2006, a vendor filed an action against us alleging an outstanding unpaid balance for computer related equipment purportedly ordered by us. We believe the products were never received by our authorized employee.

Ultimately, we prevailed and won a summary judgment. An appeal is still pending.

We had long had a relationship with an investment banker and funds raising broker. Remuneration was in the form of stock issues and repayment of loans. A Settlement Agreement was reached between the investment banker and us in the amount of $10,000, dated August 2, 2007, in which, mutual release of all claims by all parties to this relationship was issued.

In addition, we are subject from time-to-time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2007, we were not a party to any material litigation, claim or suit whose outcome we believe have a material effect on our financial statements.

Item 2.	Unregistered Sales of Securities

We did not complete any unregistered sales of shares of our common stock during fiscal quarter ended March 31, 2008 or 2007, respectively.

Item 3.	Defaults Upon Senior Securities

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder.

Item 5.	Other Information

On March 31, 2007, we issued Series D Senior Convertible Notes for $1,500,000, resulting in net proceeds of $1,415,300; the notes bear interest at twelve percent and mature in March 2011. Closing costs of $84,700 are being amortized through that date, commencing in April 2007.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

During 2007 and 2006, there were certain Press Releases that were reported and did not fully materialize.

Effect of these Press Releases was not material to presentation of financial statements for the Company.

On March 2007, we were placed on “hold trading” by the Security and Exchange Commission for 20 days due to “spam” mailing. On April 2007, the Company filed Form 15 C 211 application with FINRA for reinstatement to trade. As of today, we have not complied with all requested items from FINRA.

Discontinued Operations

On September 6, 2008, our management and Board of Directors en–acted discontinuance of operations in Colombia. Therefore, financial information from MetroIP is reported as discontinued operations.

On September 22, 2008, our management and Board of Directors en–acted discontinuance of operations in Venezuela. Therefore, financial information from CNG/NGTV is reported as discontinued operations.

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events” - On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

Effective December 13, 2008, we filed Form 15 to “discontinue filing requirements with the SEC”, also, Form 15 provided non – renewal of our audit engagement with Dohan and Company.

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

INTERLINK GLOBAL CORPORATION, Registrant

Date: April 3, 2009	By:

/s/ Anastasios N. Kyriakides
Anastasios N. Kyriakides,
Chairman of the Board and Chief Executive Officer

/s/ Bill Rodriguez
Bill Rodriguez, Chief Financial Officer