Form 10-Q
period 2008-06-30
INTERLINK GLOBAL CORP
filed 2009-04-03
CIK 829606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter period ended June 30, 2008

Commission file number 33-20033-D

INTERLINK GLOBAL CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	42-655043
(State of Incorporation)	(IRS Employer Identification No.)

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

The aggregate market value of the common equity held by non-affiliates of the issuer was $4,784,892 based on the closing price of $0.10 per share on June 30, 2008 as reported on the Gray Market.

There were 43,710,343 shares of issuer’s Common Stock outstanding as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our unaudited financial statements, including notes thereto, are presented as a separate section of this Form 10QSB, and the following are attached hereto.

Financial statements:

Consolidated Balance Sheets (unaudited) at June 30, 2008 and March 31, 2008.

Consolidated Statements of operations (unaudited) for three months ended June 30, 2008 and 2007.

Consolidated Statements of Stockholders Deficit for six months ended June 30, 2008.

Consolidated Statement of Cash Flows for six months ended June 30, 2008.

On September 10, 2008, we filed Form 8 K and reported as “Other Events”—On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

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

Interlink Global Corporation

Consolidated Balance Sheets - interim (unaudited)

June 30, 2008 and March 31, 2008

	June 2008	March 2008
ASSETS

CURRENT ASSETS
Cash and equivalents	$647	$473
Accounts receivable, net	35,583	53,239
Advance to suppliers	2,500	2,500
Discontinued operations, current	—	—
Deferred loan costs, net	—	—

Total current assets	38,730	56,212

Property, Plant and Equipment
Telecommunications equipment	481,235	481,235
Less accumulated Depreciation	(131,483)	(119,384)

Property, plant and equipment, net	349,752	361,851

Deferred tax asset, net	—	—
Discontinued operations, non current	—	—

TOTAL ASSETS	$388,482	$418,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$803,976	$696,375
Accrued interest	1,206,824	1,038,167
Discontinued operations, current	—	—
Senior convertible debentures, current portion	4,772,550	4,772,550
Advances from officers	65,892	80,542
Due to stockholder	—	—

Total current liabilities	6,849,242	6,587,634

LONG-TERM LIABILITIES
Other	—	—
Senior convertible debentures, non-current portion	—	—
Discontinued operations, non current	—	—

Total long-term liabilities	—	—

TOTAL LIABILITIES	6,849,242	6,587,634

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5, AND 6)

STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Common Stock: $0.001 par value, 100,000,000 shares authorized; 47,598,922 shares issued and outsanding.	43,711	43,711
Additional paid-in-capital	1,924,530	1,924,530
Accumulated deficit	(8,429,001)	(8,137,812)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)	(6,460,760)	(6,169,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$388,482	$418,063

(DEFICIENCY IN ASSETS)

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Operations - interim (unaudited)

For three months ended June 30, 2008 and 2007

	Three months ended		Year to Date
	June 2008	June 2007	June 2008	June 2007
REVENUES	$105,936	$65,453	$727,734	$65,766

COST OF REVENUES	149,866	97,440	1,054,179	129,154

GROSS MARGIN	(43,930)	(31,987)	(326,445)	(63,388)

OPERATING EXPENSES
Advertising	100	999	2,200	8,641
Amortization of deferred loan costs	—	44,756	—	89,512
Consulting and technical services	—	—	—	17,857
Depreciation	12,099	11,853	24,198	23,866
Professional fees	—	79,272	3,542	138,804
Other expenses	39,999	45,430	98,471	56,783
Rent and occupancy	41,287	43,009	78,610	81,845
Salaries and wages	105,831	184,521	220,561	221,715
Software support	—	33,620	12,000	33,620
Taxes and licenses	18	35,287	1,934	35,587
Telecommunications	2,816	15,240	8,138	15,240
Travel and entertainment	3,785	14,146	8,078	66,723

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	205,935	508,133	457,732	790,193

LOSS BEFORE OTHER INCOME EXPENSES	(249,865)	(540,120)	(784,177)	(853,581)

OTHER INCOME (EXPENSES)
Forgiveness of debt	—	—	—	140,484
Interest expense	(250,189)	(120,851)	(418,846)	(205,530)

TOTAL OTHER INCOME (EXPENSES)	(250,189)	(120,851)	(418,846)	(65,046)

LOSS BEFORE INCOME TAX AND MINORITY INTEREST	(500,054)	(660,971)	(1,203,023)	(918,627)

PROVISION FOR INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(500,054)	(660,971)	(1,203,023)	(918,627)

DISCONTINUED OPERATIONS	208,865	(517,877)	(2,343,897)	(642,221)

NET LOSS	$(291,189)	$(1,178,848)	$(3,546,920)	$(1,560,848)

Weighted average shares outstanding - basic and diluted	43,710,343	41,048,460	43,710,343	41,048,460

Net loss per share - basic and diluted from continuing operations	(0.01)	(0.02)	(0.03)	(0.02)

Net loss per share - basic and diluted discontinued operations	(0.01)	(0.03)	(0.08)	(0.04)

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Stockholders’ Equity - Deficiency of assets - interim (unaudited)

For six months ended June 30, 2008 and 2007

	Common stock shares	Amount	Additional Paid-In Capital	Deficit	Total
Balance at December 31, 2006	47,598,922	$47,599	$4,846,118	$(4,725,459)	168,258
Issuance of common stock
Cash	250,000	250	24,750	—	25,000
Net loss	—	—	—	(3,107,098)	(3,107,098)

Balance at December 31, 2007	47,848,922	$47,849	$4,870,868	$(7,832,557)	$(2,913,840)
Issuance of common stock
Cash	—	—	—	—	—
Reclassification	(2,138,579)	(2,138)	2,040	98	—
Discontinued operations	(2,000,000)	(2,000)	(2,948,378)	2,950,378	—
Net loss -six months ended June 30, 2008	—	—	—	(3,546,920)	(3,546,920)

Balance at June 30, 2008	43,710,343	$43,711	$1,924,530	$(8,429,001)	$(6,460,760)

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Cash Flows - interim (unaudited)

For six months ended June 30, 2008 and 2007

	2008	2007
Net Loss	(3,546,920)	(1,560,848)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	24,198	23,866
Amortization of deferred fees	—	89,512
Changes in assets and liabilities:
Increase in accounts receivables	(25,994)
Increase in accounts payable	(859,066)	—
Increase (decrease) in accrued expenses	325,524	—

Net cash used in operating activities	(4,082,258)	(1,447,470)

Cash Flows used in Investing Activities:
Purchase of property and equipment	—	—
Increase in noncurrent assets	—	—
Payment for purchase of Venezuelan company, net	—	—

Net cash used in investing activties	—	—

Cash Flow from Financing activities:
Net proceeds from senior convertible notes	—	1,500,000
Repayment of note payables to officers	(49,560)	—

Net cash provided by or (used) in financing activities	(49,560)	1,500,000

Discontinued operations:

Net - discontinued operations	4,116,577	478,140

Net Increase (Decrease) in cash	(15,241)	530,670

Cash and equivalents, beginning	15,888	40,477

Cash and equivalents, ending	647	571,147

Supplemental disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for non-cash items:
Stock issued services	$—	$—

Stock issued for settlement of debt	$—	$—

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) June 30, 2008 and 2007

Note 1 - Business and Summary of Significant Accounting Policies

We provide advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Basis of presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2008, and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited statements for the most recent year ended December 31, 2007, as reported in Form 10 KSB/A filed on May 1, 2008, have been omitted.

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

Note 2. Going Concern and Management’s Plan

As reflected in the accompanying financial statements, we incurred net losses from continued operations of $(500,054) and $(1,203,023) for three months ended June 30, 2008 and 2007. We incurred net losses from discontinued operations of $208,865 and $(617,877) for three months ended June 30, 2008 and 2007. Net income for three months ended June 30, 2008 and 2007 was $(291,189) and $(1,178,848), respectively. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations, neither of which is assured. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events”—On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

Effective December 13, 2008, we have filed Form 15 to “discontinue filing requirements with the SEC”. Also, Form 15 provided non – renewal of our audit engagement with Dohan and Company.

Note 3. Loans due to shareholders and Officers

Advances from officers amounted to $65,892, as of June 30, 2008 and $80,542 at March 31, 2008, respectively.

The advances are due within one year of advance date and are non-interest bearing.

There was no “Due to shareholders” amount at June 30, 2008 or March 31, 2008.

Note 4. Accruals for labor indemnities

Per local regulations, our foreign affiliates must accrue unpaid payroll related items as long term accruals. These items have been properly accrued pursuant to local customs and regulations.

Refer to Discontinued operations regarding our foreign affiliates, at June 30, 2008 and 2007 there are no accruals for labor indemnities.

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

June 30, 2008 and 2007

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

June 30, 2008 and 2007

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

June 30, 2008 and 2007

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

Advertising

We incurred advertising expenses in the amount of $ 100 during quarter ended June 30, 2008 and $999 during quarter ended June 30, 2007.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

Note 2 Going Concern and Management’s Plans

As reflected in the accompanying consolidated financial statements, we incurred a consolidated net loss of $(291,189) for quarter ended June 30, 2008. We reported a loss from continued operations $(500,054) and income from discontinued operations in the amount of $208,865. We have not generated significant recurring cash flows to sustain the operations. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. Our strategy is to acquire operating entities established in the telecommunication industry. The plan also includes raising equity capital through private stock offerings. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

June 30, 2008 and 2007

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

Depreciation expense for the quarters ended June 30, 2008 and 2007, were $12,099 and $11,853 respectively. Refer to discontinued operations – “Acceptance of collateral in satisfaction of obligation”.

Note 4 Commitment and Contingencies

Leases

We account for occupancy leases as operating expenses. There are no capitalized leases.

Rent and occupancy expenses for the quarters ended June 30, 2008 and 2007 was $39,999 and $45,430 respectively.

Employment arrangement

We have an Employment Agreement with our Chief Executive Officer. In consideration of his services, the Company has agreed to pay a base salary of $52,000 plus certain bonuses and awards if we achieve defined goals. As of March 31, 2008 and 2007, none of these goals had been realized. The agreement is effective though December 31, 2008.

Legal Proceedings

On August 18, 2006, we filed a lawsuit against a potential investor and the owner, agent and principal of in connection with an agreement to acquire 100% of the voting common stock in August 2005. After delivery of the purchase price of $62,000 and 1million shares of common stock worth (approximately $1million) to the owner, the Company had many material misrepresentations and omissions of facts regarding the value of the investment. As a result, we sued for rescission of the purchase agreement and the transactions contemplated therein. The causes of action arose from alleged violations of Federal and Florida laws, common law rescission, fraud, constructive trust and unjust enrichment as a result of alleged fraudulent statements, acts and omissions by the owner. The amount in controversy was approximately $65,000, exclusive of interest and costs plus the shares issued. The case was settled and we received all shares and all claims were satisfied in May 2007. The owner retained the purchase price of $62,000.00.

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

June 30, 2008 and 2007

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

June 30, 2008 and 2007

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

Advances from officers amounted to $65,892 at June 30, 2008 and $80,542 at March 31, 2008, respectively. The advances are due within one year of advance date and are non-interest bearing.

There were no “Due to shareholders” amounts at June 30, 2008 or March 30, 2008.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events”—On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

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

Financial conditions – Balance Sheet

Fixed assets (net) decreased by $12,099, when compared to March 31, 2008—decrease is due to depreciation charged to operation.

Total Assets decreased by $29,581 – decrease is due to depreciation and decrease in Accounts receivables.

Total liabilities and equity decreased by $29,581, decrease is due to net loss of $(291,189).

Results of Operations – Quarter ended June 30, 2008

Operating Revenues

Gross revenue was $105,936 and $65,453 for quarter ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Cost of Sales

Cost of sale was $149,866 and $97,440 for quarter ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Selling, general and administrative expenses

Selling, general and administrative expense was $205,935 and $508,133 for three months ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from continued operations

Net loss from continued operation was $(500,054) and $(660,971) for three months ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from discontinued operations

Net loss from discontinued operations was $208,865 and $(517,877) for three months ended June 30, 2008 and 2007, including foreign operations reported as discontinued operations.

Net loss

Net loss was $(291,189) and $(1,178,848) for three months ended June 30, 2008 and 2007, including foreign operations reported as discontinued operations.

Results of Operations – Year to Date June 30, 2008

Operating Revenues

Gross revenue was $727,734 and $65,766 for period ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Cost of Sales

Cost of sale was $1,054,179 and $129,154 for period ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Selling, general and administrative expenses

Selling, general and administrative expense was $457,732 and $790,193 for period ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from continued operations

Net loss from continued operation was $(1,203,023) and $(918,627) for period ended June 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from discontinued operations

Net loss from discontinued operations was $(2,343,897) and $(642,221) for period ended June 30, 2008 and 2007, including foreign operations reported as discontinued operations.

Net loss

Net loss was $(3,546,920) and $(1,560,848) for period ended June 30, 2008 and 2007, including foreign operations reported as discontinued operations.

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

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events”—On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

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