Form 10-Q
period 2008-09-30
INTERLINK GLOBAL CORP
filed 2009-04-03
CIK 829606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter period ended September 30, 2008

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

The aggregate market value of the common equity held by non-affiliates of the issuer was $4,784,892 based on the closing price of $0.10 per share on September 30, 2008 as reported on the Gray Market.

There were 43,710,343 shares of issuer’s Common Stock outstanding as of September 30, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our unaudited financial statements, including notes thereto, are presented as a separate section of this Form 10QSB, and the following are attached hereto.

Financial statements:

Consolidated Balance Sheets (unaudited) at September 30, 2008 and June 30, 2008.

Consolidated Statements of operations (unaudited) for three months ended September 30, 2008 and 2007.

Consolidated Statements of Stockholders Deficit for nine months ended September 30, 2008.

Consolidated Statement of Cash Flows for nine months ended September 30, 2008.

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

Interlink Global Corporation

Consolidated Balance Sheets - interim (unaudited)

September 30, 2008 and June 30, 2008

	Sept 2008	June 2008
ASSETS

CURRENT ASSETS
Cash and equivalents	$3	$647
Accounts receivable, net	—	35,583
Advance to suppliers	—	2,500
Discontinued operations, current	—	—
Deferred loan costs, net	—	—

Total current assets	3	38,730

Property, Plant and Equipment
Telecommunications equipment	—	481,235
Less accumulated Depreciation	—	(131,483)

Property, plant and equipment, net	—	349,752

Deferred tax asset, net	—	—
Discontinued operations, non current	—	—

TOTAL ASSETS	$3	$388,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$869,828	$803,976
Accrued interest	1,105,485	1,206,824
Discontinued operations, current	—	—

Senior convertible debentures, current portion	3,272,550	4,772,550
Advances from officers	80,898	65,892
Due to stockholder	—	—
Total current liabilities	5,328,761	6,849,242

LONG-TERM LIABILITIES
Other	—	—
Senior convertible debentures, non-current portion	—	—
Discontinued operations, non current	—	—

Total long-term liabilities	—	—

TOTAL LIABILITIES	5,328,761	6,849,242

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5, AND 6)

STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Common Stock: $0.001 par value, 100,000,000 shares authorized; 47,598,922 shares issued and outstanding.	43,711	43,711
Additional paid-in-capital	1,924,530	1,924,530
Accumulated deficit	(7,296,999)	(8,429,001)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)	(5,328,758)	(6,460,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)	$3	$388,482

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Operations - interim (unaudited)

For three months ended Sept 30, 2008 and 2007

	Three months ended		Year to Date
	Sept 2008	Sept 2007	Sept 2008	Sept 2007
REVENUES	$(35,132)	$381,483	$692,602	$447,249

COST OF REVENUES	(4,659)	467,810	1,049,520	596,964

GROSS MARGIN	(30,473)	(86,327)	(356,918)	(149,715)

OPERATING EXPENSES
Advertising	—	—	2,200	8,641
Amortization of deferred loan costs	—	44,756	—	134,268
Bad debt (net)	—	(4,582)		(4,582)
Consulting and technical services	—	—	—	17,857
Depreciation	12,099	12,662	36,297	36,528
Professional fees	18,898	143,663	22,440	282,467
Other expenses	(12,349)	19,945	86,122	76,728
Rent and occupancy	(13,753)	34,542	64,857	116,387
Salaries and wages	—	112,702	220,561	334,417
Software support	—	15,045	12,000	48,665
Taxes and licenses	—	40,404	1,934	75,991
Telecommunications	572	—	8,710	15,240
Travel and entertainment	1,102	11,030	9,180	77,753

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	6,569	430,167	464,301	1,220,360

LOSS BEFORE OTHER INCOME EXPENSES	(37,042)	(516,494)	(821,219)	(1,370,075)

OTHER INCOME (EXPENSES)
Write off debentures	1,359,950		1,359,950
Judgment expense	(85,000)		(85,000)
Gain on sale of assets	62,347		62,347
Forgiveness of debt	929,705	41,860	929,705	182,344
Interest expense	(172,957)	(119,939)	(591,803)	(325,469)

TOTAL OTHER INCOME (EXPENSES)	2,094,045	(78,079)	1,675,199	(143,125)

LOSS BEFORE INCOME TAX AND MINORITY INTEREST	2,057,003	(594,573)	853,980	(1,513,200)

PROVISION FOR INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	2,057,003	(594,573)	853,980	(1,513,200)

DISCONTINUED OPERATIONS	(925,001)	(322,869)	(3,268,898)	(965,090)

NET LOSS	$1,132,002	$(917,442)	$(2,414,918)	$(2,478,290)

Weighted average shares outstanding - basic and diluted	43,710,343	41,048,460	43,710,343	41,048,460

Net loss per share - basic and diluted from continuing operations	0.05	(0.01)	0.02	(0.04)

Net loss per share - basic and diluted discontinued operations	0.03	(0.02)	(0.06)	(0.06)

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Stockholders’ Equity - Deficiency of assets - interim (unaudited)

For nine months ended Sept 30, 2008

	Common stock shares	Amount	Additional Paid-In Capital	Deficit	Total
Balance at December 31, 2006	47,598,922	$47,599	$4,846,118	$(4,725,459)	168,258

Issuance of common stock

Cash	250,000	250	24,750	—	25,000

Net loss	—	—	—	(3,107,098)	(3,107,098)

Balance at December 31, 2007	47,848,922	$47,849	$4,870,868	$(7,832,557)	$(2,913,840)

Issuance of common stock

Cash	—	—	—	—	—

Reclassification	(2,138,579)	(2,138)	2,040	98	—

Discontinued operations	(2,000,000)	(2,000)	(2,948,378)	2,950,378	—

Net loss - nine months ended Sept 30, 2008	—	—	—	(2,414,918)	(2,414,918)

Balance at Sept 30, 2008	43,710,343	$43,711	$1,924,530	$(7,296,999)	$(5,328,758)

The accompanying notes are an integral part of these financial statements.

Interlink Global Corporation

Consolidated Statements of Cash Flows - interim (unaudited)

For nine months ended Sept 30, 2008 and 2007

	2008	2007
Net Loss	(2,414,918)	(2,478,290)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	—	23,866
Amortization of deferred fees	—	89,512
Write off debentures	(1,359,950)
Gain on sale of assets	62,347

Changes in assets and liabilities:
Increase in accounts receivables	12,089
Increase in accounts payable	(793,214)	—
Increase (decrease) in accrued expenses	224,185	—

Net cash used in operating activities	(4,269,461)	(2,364,912)

Cash Flows used in Investing Activities:
Purchase of property and equipment	—	—
Increase in noncurrent assets	—	—
Payment for purchase of Venezuelan company, net	—	—

Net cash used in investing activities	—	—

Cash Flow from Financing activities:
Net proceeds from senior convertible notes	—	1,500,000
Repayment of note payables to officers	(34,554)	—

Net cash provided by or (used) in financing activities	(34,554)	1,500,000

Discontinued operations:
Net - discontinued operations	4,118,130	478,140

Net Increase (Decrease) in cash	(185,885)	(386,772)
Cash and equivalents, beginning	15,888	40,477

Cash and equivalents, ending	(169,997)	(346,295)

Supplemental disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for non-cash items:
Stock issued services	$—	$—

Stock issued for settlement of debt	$—	$—

The accompanying notes are an integral part of these financial statements.

INTERLINK GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited) September 30, 2008 and 2007

Note 1 - Business and Summary of Significant Accounting Policies

We provide advanced telecommunications applications utilizing non-proprietary hardware and software that enables customers to use the worldwide Internet as the transmission medium for telephone calls throughout the world.

Basis of presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2008, and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited statements for the most recent year ended December 31, 2007, as reported in Form 10 KSB/A filed on May 1, 2008, have been omitted.

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

Note 2. Going Concern and Management’s Plan

As reflected in the accompanying financial statements, we incurred net income (loss) from continued operations of $2,227,003 and $(594,573) for three months ended September 30, 2008 and 2007. We incurred net losses from discontinued operations of $(925,001) and $(322,869) for three months ended September 30, 2008 and 2007.

Net income (loss) for three months ended September 30, 2008 and 2007 was $1,302,002 and $(917,442), respectively. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations, neither of which is assured. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Note 3. Loans due to shareholders and Officers

Advances from officers amounted to $80,898, as of September 30, 2008 and $65,892 at June 30, 2008, respectively.

The advances are due within one year of advance date and are non-interest bearing.

There was no “Due to shareholders” amount at September 30, 2008 or June 30, 2008.

Note 4. Accruals for labor indemnities

Per local regulations, our foreign affiliates must accrue unpaid payroll related items as long term accruals. These items have been properly accrued pursuant to local customs and regulations.

Refer to Discontinued operations regarding our foreign affiliates, at September 30, 2008 and June 30, 2008 there are no accruals for labor indemnities.

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

Advertising

We did no incur any advertising expenses during quarter ended September 30, 2008 or 2007.

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

September 30, 2008 and 2007

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

Note 2 Going Concern and Management’s Plans

As reflected in the accompanying consolidated financial statements, we incurred a consolidated net income of $1,302,002 for quarter ended September 30, 2008. We reported income from continued operations $2,227,003 and loss from discontinued operations in the amount of $(925,001). We have not generated significant recurring cash flows to sustain the operations. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. Our strategy is to acquire operating entities established in the telecommunication industry. The plan also includes raising equity capital through private stock offerings. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

September 30, 2008 and 2007

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

Depreciation expense for the quarters ended September 30, 2008 and 2007, were $12,099 and $12,662 respectively. Refer to discontinued operations – “Acceptance of collateral in satisfaction of obligation”.

Note 4 Commitment and Contingencies

Leases

We account for occupancy leases as operating expenses. There are no capitalized leases.

Rent and occupancy expenses for the quarters ended September 30, 2008 and 2007 was $(13,753) and $34,542 respectively.

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

Advances from officers amounted to $80,598 at September 30, 2008 and $65,892 at June 30, 2008, respectively. The advances are due within one year of advance date and are non-interest bearing.

There were no “Due to shareholders” amounts at September 30, 2008 or June 30, 2008.

INTERLINK GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

On September 10, 2008, we and the holder of the Series D Senior Convertible Note entered into an “Acceptance of Collateral in Partial Satisfaction of Obligation” agreement that transferred all rights, title and interest in all of our assets as payment of the Note. At September 10, 2008, our only assets consisted of telecommunications equipment with a net book value of $337,653, which was exchanged for release of $1,500,000.00 from the debt holder

On September 10, 2008, we filed Form 8 K and reported as “Other Events” – On September 10, 2008, the Debenture Holders of Interlink Global Corporation, executed an “Acceptance of Collateral in Satisfaction of Obligation”. Therefore, we remain active, but are no longer in operation and will remain as a shell entity looking for opportunities to merge”.

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

Financial conditions – Balance Sheet

Fixed assets (net) decreased by $349,752, when compared to June 30, 2008 – decrease is due to sale of assets.

Total Assets decreased by $388,479 – decrease is due to termination of operations.

Total liabilities and equity decreased by $388,479, decrease is due to termination of operations.

Results of Operations – Quarter ended September 30, 2008

Operating Revenues

Gross revenue was $(35,132) and $381,483 for quarter ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Cost of Sales

Cost of sale was $(4,659) and $467,810 for quarter ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Selling, general and administrative expenses

Selling, general and administrative expense was $6,569 and $430,167 for three months ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from continued operations

Net income (loss) from continued operation was $2,227,003 and $(594,573) for three months ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from discontinued operations

Net (loss) from discontinued operations was $(925,001) and $(322,869) for three months ended September 30, 2008 and 2007, including foreign operations reported as discontinued operations.

Net loss

Net income (loss) was $1,302,002 and $(917,442) for three months ended September 30, 2008 and 2007, including foreign operations reported as discontinued operations.

Results of Operations – Year to Date September 30, 2008

Operating Revenues

Gross revenue was $692,602 and $447,249 for period ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Results of Operations – Year to Date September 30, 2008 (continued)

Cost of Sales

Cost of sale was $1,049,520 and $596,964 for period ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Selling, general and administrative expenses

Selling, general and administrative expense was $464,301 and $1,220,360 for period ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from continued operations

Net income (loss) from continued operation was $1,023,980 and $(1,513,200) for period ended September 30, 2008 and 2007, excluding foreign affiliates which are reported as discontinued operations.

Net loss from discontinued operations

Net loss from discontinued operations was $(3,268,898) and $(965,090) for period ended September 30, 2008 and 2007, including foreign operations reported as discontinued operations.

Net loss

Net loss was $(2,244,918) and $(2,478,290) for period ended September 30, 2008 and 2007, including foreign operations reported as discontinued operations.

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

Part II - OTHER INFORMATION (continued)

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